Form 10QSB/A
period 1996-03-31
FANATICS ONLY INC
filed 1996-07-10
CIK 720815

FORM 10-QSB/A

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

{   }  Quarterly  report  pursuant to section  13  or  15(d)  of  the
     Securities Exchange Act of 1934 for the fiscal quarter ended ______________ or

{X } Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from December 31, 1995 to March 31, 1996


Commission file number   0-11345

                         FANATICS ONLY, INC.

       (Exact Name of Registrant as Specified in its Charter)

        Colorado                                     84-1320541
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                   Identification No.)

7730  East Belleview, Suite 305, Englewood, CO          80111
(Address of principal executive offices)             (Zip Code)

      Former address 7340 East Caley Avenue, Suite 215, Englewood, CO 80110 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES_____        NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                 Outstanding at June 30, 1996
       Common  stock,  no par value                8,926,876 Shares*

* Does not reflect pending retirement of 2,323,500 shares of Common Stock held by four shareholders.




PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Report on Unaudited Financial Statements

          Balance Sheets as of December 31, 1995 and March 31, 1996

                Statement of Operations for Three Months Ended March 31, 1996 and from Inception (October 10, 1995) to March 31, 1996

                Statement of Cash Flows for Three Months Ended March 31, 1996 and from Inception (October 10, 1995) to March 31, 1996










              REPORT ON UNAUDITED FINANCIAL STATEMENTS






To the Board of Directors
Fanatics Only, Inc.
Denver, Colorado


The accompanying balance sheet of Fanatics Only, LLC as of March 31, 1996, and the related statements of operations and cash flows for the three month period ended and the period from October 10, 1995
(inception) to March 31, 1996 were not audited by me and, accordingly, I do not express an opinion on them.




                                            /s/ Nicollette D. Rounds
                                                Nicollette D. Rounds
                                                        July 9, 1996





                           Balance Sheets

                                              March 31,       December 31,
                                                1996              1995
                                              (Unaudited)
                                Assets
Current assets
 Cash                                        $     20,111         $407,892
 Restricted cash                                  309,160          672,505
   Accounts receivable                            222,825          120,375
 Inventory                                        336,000               -
 Deferred participating kit costs                 120,375               -
 Prepaid expenses and other                         6,077           52,725
     Total current assets                       1,014,548        1,253,497

Property and equipment, net                        22,954           14,531

Other asset
   Licensing rights, net                          216,258          220,803
   Goodwill, net                                  266,185          271,474
   Organizational costs                            11,459           12,084
 Deferred offering costs                               -            74,785
     Total other asset                            493,902          579,146

Total assets                              $     1,531,404       $1,847,174

                 Liabilities and Stockholders' Deficit
Current liabilities
 Accounts payable and accrued expenses      $     394,741       $   71,703
 Revenue participation contracts                3,075,000        3,075,000
 Deferred revenue                                 220,890               -
 Due to stockholder                                 8,303            8,303
     Total current liabilities                  3,698,934        3,155,006

Stockholders' deficit
  Preferred stock; no par value; 5,000,000
shares authorized, no shares issued                    -                -
  Common stock subscribed                       2,974,185               -
  Common stock; no par value; 50,000,000
shares authorized; 8,071,400 shares
issued and outstanding                            551,884          551,884
 Deficit accumulated during the
  development stage                            (5,693,599)      (1,859,716)
     Total stockholders' deficit               (2,167,530)      (1,307,832)

Total liabilities and stockholders'
 deficit                                  $     1,531,404      $ 1,847,174



                       Statement of Operations
                             (Unaudited)


                                                              October 10,
                                          For the Three          1995
                                          Months Ended      (Inception) to
                                            March 31,           March 31,
                                             1996                1996

Costs and expenses
     Costs of participation kits       $     1,019,602         $ 1,019,602
     General and administrative                950,365           1,820,212
     Advertising and promotional expenses    1,863,916           2,853,785

Net loss                              $     (3,833,883)        $(5,693,599)

Net loss per common share             $           (.47)        $      (.70)

Weighted average shares outstanding          8,071,400           8,071,400




                       Statement of Cash Flows
                             (Unaudited)

                                                              October 10,
                                          For the Three          1995
                                           Months Ended      (Inception) to
                                             March 31,          March 31,
                                               1996               1996
Cash flows from operating activities
 Net loss                                $ (3,833,883)        $(5,693,599)
 Adjustments to reconcile net loss to net
cash used by operating activities -
   Depreciation and amortization               11,976              20,253
   Aborted offering costs                      54,785                  -
   Changes in assets and liabilities -
     Accounts receivable                     (222,825)           (222,825)
     Inventory                               (336,000)           (336,000)
     Prepaid expenses and other                46,648              (6,077)
     Deferred participation kit costs              -             (120,375)
     Accounts payable and accrued
      expenses                                323,038             394,741
     Deferred revenue                         220,890             220,890
     Due to stockholder                           -                 8,303
                                               98,512             (41,090)
      Net cash used by operating
       activities                          (3,735,371)         (5,734,689)
Cash flows from investing activities
 Purchase of property and equipment            (9,940)            (25,776)
 Organizational costs                              -              (12,500)
 Acquisition of licensing rights and
  goodwill                                         -             (498,833)
      Net cash used by investing
       activities                              (9,940)           (537,109)

Cash flows from financing activities
 Revenue participation contracts                   -            3,075,000
 Payment of offering costs                         -              (20,000)
 Proceeds from common stock and
  subscription                              2,994,185           3,546,069
            Net cash provided by financing
             activities                     2,994,185           6,601,069

Net (decrease) increase in cash              (751,126)            329,271

Cash - beginning of period                  1,080,397                  -

Cash - end of period                    $     329,271         $   329,271




ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and  Financial  Resources - December 31, 1995  Compared  to
          March 31, 1996

At December 31, 1995, the registrant had current assets (mostly cash and restricted cash) of $1,253,497. Subsequent to such date and before March 31, 1996, the registrant took in $2,974,185 net proceeds from a private placement of shares and warrants. By March 31, 1996, substantial amounts of such cash had been expended on advertising and other marketing costs for the Company's Baseball 1996 Fantasy Game. At March 31, 1996, the Company's current assets were $1,014,548 but current liabilities were $3,698,934. Subsequent to March 31, 1996, the registrant has relied on proceeds from three short-terms working loans totaling $350,000. Additional financing from equity sales or additional short-term loans will be necessary for the Company to liquidate its accounts payable and short-term debt and fund ongoing operations, including funding for general and administrative expense and Football 1996. Absent such additional capital infusions, the Company will not be able to sustain operations.

Realization of $220,890 deferred revenue representing sales receipts from the Baseball 1996 Fantasy Game selling effort will occur throughout the Baseball 1996 playing season, and, in any event, the Company will apply such deferred revenues against estimated costs of prizes for such game.

Results of Operations-Inception (October 10, 1995) to March 31, 1996 Compared to the Three Months Ended March 31, 1996

Costs and expenses from inception (the date when the startup Fanatics Only LLC business was acquired by the registrant) to March 31, 1996 totaled $5,693,599, of which $3,833,883 was incurred in the three months ended March 31, 1996. All such expenses were either general and administrative costs, or Fantasy Game inventory and advertising and promotional expense incurred for the Baseball 1996 Fantasy Game selling effort.

No revenues have been recognized by the registrant for the period from inception to March 31, 1996 as the $220,890 of deferred revenues from selling the Baseball 1996 Fantasy Game will be recognized over the Baseball 1996 playing season which started April 1, 1996. As noted above, prize expense for such game are expected to offset such revenues. The registrant had expended over $2,500,000 for advertising and promotional expense for the Baseball 1996 Fantasy
Game, expecting sales of 10,000 or more units. Only approximately 4,000 have been sold.

Subsequent to March 31, 1996, the registrant has significantly reduced general and administrative expense and refined its business plan to emphasize (for Football 1996 and future Fantasy Game) direct selling methods instead of national media campaigns funded by the registrant, and also the sale of sponsorship contracts to major corporations wherein such sponsors would fund advertising expenses.
PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults on Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.   Not
applicable.

Item 5.   Other information.  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          a)   Exhibits. Not applicable.

          b)   Reports on Form 8-K.

                               1)    Form 8-K/A, dated March 22, 1996
                    regarding the December 18, 1995 acquisition of all the assets of Fanatics Only, LLC

                                         a.   Financial statements of
                         business acquired as of November 30, 1995

                                          b.    Pro  forma  financial
                         information as of November 30, 1995

                               2)    Form  8-K, dated March 22,  1996
                    regarding the change in year end from October 31, 1995 to December 31, 1995




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fanatics Only, Inc.
(Registrant)


/s/ Jeff Gehl, President and Chief Financial Officer
Jeff Gehl, President and Chief
Financial Officer
Date:     June 30, 1996