Form 10QSB
period 1996-06-30
FANATICS ONLY INC
filed 1996-08-19
CIK 720815

This paper document is being submitted pursuant to Rule 901(d) of
                           Regulation S-T

                             FORM 10-QSB

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

{X } Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended June 30, 1996 or

{   }  Transition  report  pursuant to section 13  or  15(d)  of  the
     Securities  Exchange Act of 1934 for the transition period  from
     ________________________


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

                          Class                 Outstanding at June 30, 1996
       Common  stock,  no par value                         8,926,876 Shares


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Report on Unaudited Financial Statements

          Balance Sheets as of December 31, 1995 and June 30, 1996

                Statement of Operations for Six Months Ended June 30, 1996 and from Inception (October 10, 1995) to June 30, 1996

                Statement  of operations for Three Months Ended  June
          30, 1996

                Statement of Cash Flows for Six Months Ended June 30, 1996 and from Inception (October 10, 1995) to June 30, 1996










              REPORT ON UNAUDITED FINANCIAL STATEMENTS






To the Board of Directors
Fanatics Only, Inc.
Denver, Colorado


The accompanying balance sheet of Fanatics Only, LLC as of June 30, 1996, and the related statements of operations and cash flows for the three month period ended and the period from October 10, 1995 (inception) to June 30, 1996 were not audited by me and, accordingly, I do not express an opinion on them.




                                            /s/ Nicollette D. Rounds
                                                Nicollette D. Rounds
                                                      August 9, 1996


                           Balance Sheets

                                               June 30,       December 31,
                                                 1996           1995
                                              (Unaudited)
                                Assets
Current assets
 Cash                                       $     34,343         $     407,892
 Restricted cash                                      -                672,505
   Accounts receivable                           221,185                    -
 Inventory                                       336,000                    -
 Deferred participating kit costs                 60,187               120,375
 Prepaid expenses and other                        3,983                52,725
     Total current assets                        655,698              1,253,497

Property and equipment, net                       22,785               14,531

Other asset
   Licensing rights, net                          211,713               220,803
   Goodwill, net                                  260,896               271,474
   Organizational costs                           10,834               12,084
 Deferred offering costs                             -               74,785
     Total other asset                           483,443               579,146

Total assets                                $     1,161,926         $ 1,847,174

                 Liabilities and Stockholders' Deficit
Current liabilities
 Notes payable                              $     505,000         $     -
 Accounts payable and accrued expenses            618,145               71,703
 Revenue participation contracts                3,075,000              3,075,000
 Deferred revenue                                 109,453               -
 Due to stockholder                                 8,303               8,303
     Total current liabilities                   4,315,901             3,155,006

Stockholders' deficit
  Preferred stock; no par value; 5,000,000
shares authorized, no shares issued                    -                  -
  Common stock; no par value; 50,000,000
shares authorized; 8,926,870 shares               3,526,069             551,884
issued and outstanding
 Deficit accumulated during the                 (6,680,044)        (1,859,716)
development stage
     Total stockholders' deficit                (3,153,975)       (1,307,832)

Total liabilities and stockholders'          $     1,161,926   $     1,847,174
deficit

                       Statement of Operations
                             (Unaudited)


                                                              October
                                               For the        10, 1995
                                              Six Months     (Inception)
                                              Ended June      to June
                                                 30,            30,
                                                 1996           1996

Revenues                                 $     109,454         $     109,454

Costs and expenses
     Costs of participation kits               1,400,859               1,400,859
     General and administrative                1,439,701               2,309,549
     Advertising and promotional expenses      2,089,221               3,079,090

Net loss                                $     (4,820,327)         $  (6,680,044)

Net loss per common share                $          (.57)         $       (.80)

Weighted average shares outstanding            8,514,138               8,366,556

                       Statement of Operations
                             (Unaudited)



                                                              For the
                                                               Three
                                                               Months
                                                             Ended June
                                                                30,
                                                                   1996

Revenues                                                    $     109,454

Costs and expenses
     Costs of participation kits                                  381,257
     General and administrative                                   489,336
     Advertising and promotional expenses                         225,305

Net loss                                                   $     (986,444)

Net loss per common share                                  $         (.11)

Weighted average shares outstanding                              8,956,876

                       Statement of Cash Flows
                             (Unaudited)

                                                              October
                                               For the        10, 1995
                                              Six Months     (Inception
                                              Ended June     ) to June
                                                 30,            30,

                                              1996           1996
Cash flows from operating activities
 Net loss                                $(4,820,327)         $ (6,680,044)
 Adjustments to reconcile net loss to net
cash used by operating activities -
   Depreciation and amortization              24,048               32,325
   Aborted offering costs                     54,785               -
   Changes in assets and liabilities -
     Accounts receivable                    (221,185)               (221,185)
     Inventory                              (336,000)               (336,000)
     Prepaid expenses and other               48,742               (3,983)
     Deferred participation kit costs         60,188               (60,187)
     Accounts payable and accrued            546,442               618,145
expenses
     Deferred revenue                       109,453               109,453
     Due to stockholder                          -               8,303
                                             286,473               146,871
      Net cash used by operating           (4,533,854)               (6,533,173)
activities

Cash flows from investing activities
 Purchase of property and equipment          (11,385)               (27,220)
 Organizational costs                              -               (12,500)
 Acquisition of licensing rights and               -               (498,833)
goodwill
     Net cash used by investing              (11,385)               (538,553)
activities

Cash flows from financing activities
 Proceeds from notes payable                 505,000               505,000
 Revenue participation contracts                 -               3,075,000
 Payment of offering costs                      -               (20,000)
 Proceeds from common stock and               2,994,185               3,546,069
subscription
            Net cash provided by financing     3,499,185               7,106,069
activities

Net (decrease) increase in cash              (1,046,054)               34,343

Cash - beginning of period                    1,080,397               -

Cash - end of period                       $     34,343         $     34,343

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and  Financial  Resources - December 31, 1995  Compared  to
          June 30, 1996

At December 31, 1995, the registrant had current assets (mostly cash and restricted cash) of $1,253,497. Subsequent to such date and before June 30, 1996, the registrant took in $2,974,185 net proceeds from a private placement of shares and warrants. By June 30, 1996, substantial amounts of such cash had been expended on advertising and other marketing costs for the Company's Baseball 1996 Fantasy Game and Football 96. At June 30, 1996, the Company's current assets were $655,698 but current liabilities were $4,315,901. Subsequent to March 31, 1996, the registrant has started a private placement offering of its common stock. The terms of the offering will raise $1,625,400 net of offering costs on a minimum efforts basis and $2,051,700 net of offering costs, on a maximum efforts basis. There is no guarantee the Company will be successful in completing the private placement offering. Additional financing from equity sales or additional short-term loans will be necessary for the Company to liquidate its accounts payable and short-term debt and fund ongoing operations, including funding for general and administrative expense and Football 1996. Absent such additional capital infusions, the Company will not be able to sustain operations.

As of June 30, 1996, the Company has one half of the $220,890 deferred revenue representing sales receipts from the Baseball 1996 Fantasy Game selling effort. The remaining approximately $110,000 will be recognized throughout the second half of the baseball game.

Results of Operations-Inception (October 10, 1995) to June 30, 1996 Compared to the Six Months Ended June 30, 1996

Costs and expenses from inception (the date when the startup Fanatics Only LLC business was acquired by the registrant) to June 30, 1996 totaled $6,789,498, of which $4,929,781 was incurred in the six months ended June 30, 1996. All such expenses were either general and administrative costs, or Fantasy Game inventory and advertising and promotional expense incurred for the Baseball 1996 Fantasy Game selling effort.

As of June 30, 1996, $109,454 of revenues have been recognized by the registrant for the period from inception which relates to one-half the revenues related to Baseball/96 which runs from April 1, 1996 to approximately the end of September 1996. As noted above, prize expense for such game are expected to offset such revenues. The registrant had expended over $3,000,000 for advertising and promotional expense for the Baseball 1996 Fantasy Game, expecting sales of 10,000 or more units. Only approximately 4,000 have been sold.

Subsequent to June 30, 1996, the registrant has significantly reduced general and administrative expense and refined its business plan to emphasize (for Football 1996 and future Fantasy Game) direct selling methods instead of national media campaigns funded by the registrant, and also the sale of sponsorship contracts to major corporations wherein such sponsors would fund advertising expenses.
PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable

Item 3.   Defaults on Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.   Not
applicable.

Item 5.   Other information.  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:  Not applicable
                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fanatics Only, Inc.
(Registrant)


Jeff Gehl, President and Chief
Financial Officer
Date:     June 30, 1996