Form 10QSB
period 1996-09-30
FANATICS ONLY INC
filed 1996-12-05
CIK 720815

FORM 10-QSB

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

{X } Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 1996 or

{   }  Transition  report  pursuant to section 13  or  15(d)  of  the
     Securities Exchange Act of 1934 for the transition period from ______________ to ________________________


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

                  Class                 Outstanding at September 30, 1996
       Common  stock,  no par value             8,926,876 Shares


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Report on Unaudited Financial Statements

           Balance  Sheets as of December 31, 1995 and September  30,
1996

                 Statement of Operations for Three Months Ended September 30, 1996 the nine months ended September 30, 1996 and from Inception (October 10, 1995) to September 30, 1996

                 Statement of Cash Flows for Nine Months Ended September 30, 1996 and from Inception (October 10, 1995) to September 30, 1996



                           Balance Sheets


                                      September 30,              December 31,
                                          1996                       1995
                                       (Unaudited)
Assets
Current assets
 Cash                                  $ 32,909                  $407,892
 Restricted cash                         50,455                   672,505
 Accounts receivable                    128,945                        -
 Inventory                               46,784                        -
 Deferred participating kit costs            -                    120,375
 Prepaid expenses and other               3,434                    52,725
  Total current assets                  262,527                 1,253,497

Property and equipment, net              22,785                    14,531

Other asset
 Deposit                                 96,761                        -
 Licensing rights, net                  208,289                   220,803
 Goodwill, net                          257,372                   271,474
 Organizational costs                     9,583                    12,084
 Deferred offering costs                     -                     74,785
  Total other asset                     572,005                   579,146

Total assets                         $  857,317             $   1,847,174

Liabilities and Stockholders' Deficit
Current liabilities
 Notes payable                       $  580,000             $          -
 Accounts payable and
  accrued expenses                    1,109,404                    71,703
 Revenue participation
  contracts                           3,075,000                 3,075,000
 Due to stockholder                       8,303                     8,303
   Total current liabilities          4,772,707                 3,155,006

Stockholders' deficit
 Series A Preferred Stock,
  no par value, 768,750 shares
  authorized, no shares issued
  and outstanding                            -                        -
 Series  B Preferred Stock, no
  par value, 4,000,000 shares
  authorized, no shares issued
  and outstanding                            -                        -
 Common stock subscribed                 50,000                       -
 Common stock; no par value;
  50,000,000 shares authorized;
  8,071,400 (December  31,  1995)
  and 8,926,876 (September 30,
  1996  unaudited) shares issued
  and outstanding                     3,526,069                   551,884
Deficit accumulated during
 the development stage               (7,491,459)               (1,859,716)

                                     (3,915,390)               (1,307,832)

Total liabilities and
 stockholders' deficit            $     857,317          $      1,847,174




                      Statements of Operations
                             (Unaudited)


                                                                   October 10,
                                 For the Three     For the Nine       1995
                                  Months Ended      Months Ended  (Inception) to
                                  September 30,    September 30,   March, 31
                                      1996             1996          1996

Revenue
 Sales                           $     228,868     $    338,322    $    338,322
 Other income                           95,617           95,617          95,617
 Interest income                         5,977            5,977           5,977
   Total                               330,462          439,916         439,916

Costs and expenses
 Costs of participation kits            82,500        1,457,570       1,457,570
 General and administrative            164,693        1,604,394       2,474,241
 Advertising and promotional expenses  894,685        3,009,695       3,999,564

                                     1,141,878        6,071,659       7,931,375

Net loss                           $  (811,416)    $ (5,631,743)    $(7,491,459)

Net loss per common share          $      (.09)    $       (.65)    $      (.88)

Weighted average shares outstanding  8,926,876        8,641,717       8,538,023




                       Statement of Cash Flows
                             (Unaudited)


                                              For the Nine      October10,
                                              Months Ended     (Inception) to
                                              September 30,     September 30,
                                                  1996              1996

Cash flows from operating activities
 Net loss                                     $ (5,631,743)     $ (7,491,459)
 Adjustments to reconcile net loss to
  net cash used by operating activities -
  Depreciation and amortization                     30,803            39,080
  Aborted offering costs                            54,785                -
  Changes in assets and liabilities -
   Accounts receivable                            (128,945)         (128,945)
   Inventory                                       (46,784)          (46,784)
   Prepaid expenses and other                       49,291            (3,434)
   Deferred participation kit costs                120,375                -
   Accounts payable and accrued expenses         1,037,701         1,109,404
   Due to stockholder                                   -              8,303
                                                 1,117,226           977,624
      Net cash used by operating activities     (4,514,517)       (6,513,835)

Cash flows from investing activities
 Notes payable                                     580,000           580,000
 Purchase of property and equipment                 (9,940)          (25,776)
 Organizational costs                                    -           (12,500)
 Acquisition of licensing rights and goodwill            -          (498,833)
 Deposits                                          (96,761)          (96,761)
      Net cash provided (used) by
       investing activities                        473,299           (53,870)

Cash flows from financing activities
 Revenue participation contracts                         -         3,075,000
 Payment of offering costs                               -           (20,000)
 Proceeds from common stock and subscription     3,044,185         3,596,069
      Net cash provided by financing activities  3,044,185         6,651,069

Net (decrease) increase in cash                   (997,033)           83,364

Cash - beginning of period                       1,080,397                -

Cash - end of period                           $    83,364      $     83,364

Part I:

Summary of Accounting Policies

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB, at December 31, 1995.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Management's  Discussion and Analysis of Financial Condition and Plan
          Operation:

Fanatics Only, Inc., a Colorado corporation, was formed to provide interactive fantasy sports games for sports fans to compete as owners of sports franchises. The Company, which was incorporated in December of 1995, develops and operates fantasy sports games and sells related merchandise.

The Company's initial product launches of Baseball and Football 1996 have been largely unsuccessful and resulted in significant losses for the Company from inception to date. For this reason the Company has made significant changes in business strategy which are discussed in detail below.

Liquidity and Financial Resources - 12/31/95 as compared to 9/30/96

At December 31, 1995, the Company had current assets (mostly cash and restricted cash) of $1,253,497. Subsequent to such date and before 9/30/96, the Company took in $2, 974,185 net proceeds from a private placement of shares and warrants. By 6/30/96 substantial amounts of said cash had been spent on advertising and operation of the Company's Baseball game and by 9/30/96 all of this cash had been spent. At 9/30/96 the Company's current assets were $262,257 but current liabilities were $1,615,207. Additional financing from equity sales or additional short term loans will be necessary for the Company to liquidate its current accounts payable and short term debt and to fund on-going operations, including funding for general and administrative expenses and development and operation of new games.

Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the development, marketing and sale of a free-entry, mass-market games along with management and marketing of related products and services. The forward-looking statements included  herein  are  based  on current  expectations  that  involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of operations from inception to 9/30/96 compared to the nine months ended 9/30/96:

Costs and expenses from inception to 9/30/96 totaled $7,848,875 of which $5,989,159 was incurred in the nine months ended 9/30/96. Such expenses were primarily general and administrative costs or Fantasy game inventory, operations and/or advertising for Baseball and Football 1996.

As of 9/30/96, $439,916 of revenues have been recognized by the Company for the nine months ended 9/30/96.

The Company's initial business plan provided for the development, marketing and sale of Fantasy Game kits comprised of a $99.95 full-service game, with extensive ability to trade players and check results, with substantial prizes for winners. The initial game was the Company's Baseball 1996 Fantasy Game which was marketed extensively with Bob Uecker as a celebrity spokesperson. Baseball 1996 was followed with Football 1996. This business plan resulted in sales which were only a fraction of those projected by Management. The Company had a total of approximately 4,000 participants for its Baseball 1996 Game and approximately 1,500 participants for its Football 1996 game. Management believes that this lack of performance in its Baseball 1996 game was due to a number of factors including, but not limited to: (i) no national sponsor; (ii) the Baseball 1996 game was apparently too complex a game for the occasional fan, with every player needing to be counted at each position on a daily basis, consequently becoming too time consuming;
(iii) a different media strategy involving gradual advertising buildup and focus may have been more successful than the advertising strategies employed; (iv) startup problems with the inbound order taking process and fulfillment of those orders stemming from inexperienced employees may have resulted in lost sales and refunds; and (v) outside of specific venues, baseball has declined nationally in favor as a spectator sport with revenues and attendance nationwide down approximately 35% to 40%. The Company believes its Football 1996 game was not successful due primarily to the Company's insufficient financial resources to advertise, market and operate the game. Management had previously anticipated that Baseball 1996 would provide sufficient revenue to fund operations for Football 1996.

Subsequent to 9/30/96 the Company has significantly reduced general and administrative expense and dramatically refined its business plan to emphasize mass-market, sponsorship-driven games instead of selling $99.95 games through national media campaigns funded by the Company. The Company has developed a unique version of the fantasy game concept which is designed to run as a national turn-key promotion for large national sponsors.

Corporate America knows the value of marketing through sports. Millions of dollars a year are spent on sports related marketing, event sponsorship and athlete endorsements. The Company has entered into a strategic relationship with Integrated Sports International ("ISI), a marketing, consulting and athlete management firm. ISI believes that Fanatics Only Fantasy Games provide a vehicle to match Americans' interest in sports, games and sports personalities with corporate America's desire to attract these potential customers. With the assistance of ISI, the Company will likely include in the marketing of its Fantasy Games a sports celebrity spokesperson for each sport to create greater appeal amongst sports-minded Americans. Through its relationship with ISI, the Company has focused its direction on mass-market, sponsorship-driven Fantasy Games run in conjunction wit large national corporate sponsors. In substance, the Company's primary focus, with the assistance of ISI, will be to adapt the Fantasy Games to allow the sports fans to play for free, or perhaps at a greatly reduced price, with corporate America paying the cost of distribution and using the advertising venue presented thereby for three of the most sought after advertising presentations in one promotional stratagem: (i) professional sports association,
(ii) celebrity marketing and (iii) an interactive game. While no sponsors have yet been signed by the Company, ISI and Management of the Company have made presentations to several large potential corporate sponsors, and are currently in negotiations with several of these sponsors.

The Company's shift in focus to the free-entry, mass-market games represents a shift in its overall business strategy. In essence, the focus of the business in database acquisition and then the effective management and marketing of products and services to that database. The Company believes that the broad nature and mass-market appeal of the free-entry, sponsor-driven fantasy game concept should lead to wide-spread national participation which could result in a database of millions of sports-minded participants. Effective marketing of related products and services to a database of that size could lead to the long-term success of the Company.

Management believes that the Company may have potential revenues through several sources as discussed in more detail below. These additional sources include retail sales through the Companies relationship with the Pro Plus retail outlets. Pro Plus currently has three existing stores, two in California and one in Colorado, which will be renamed "Fanatics Only" stores upon completion of the acquisition of Pro Plus which will be completed upon funding of the Company's proposed public offering. The Company has also commenced opening new "Fanatics Only" stores pursuant to the terms of an interim Joint Venture Agreement with Pro Plus. The first of these new "Fanatics Only" stores opened in Orlando, Florida on September 1, 1996, the second store opened in St. Augustine, Florida on October 31, 1996, with a third store to open in Honolulu in mid November 1996. The Company anticipates opening additional stores, although through can be no assurance that the Company will successfully do so since financing is not currently available. The Company also receives and may continue to receive revenues from upgrades to the Fantasy Games including the Company's existing $9.95, $19.95 and
$99.95 games, which provide opportunities for customers of the Fantasy Games to make "trades" during the season and participate in a more full-service, transactional game that the mass-market game. The Company has generated revenues and expects to continue to generate revenues from sales of telephone calling cards through MCI. In general, a telephone calling card is included with the Company's upgraded Fantasy Games kits, a percentage of which are "recharged" with the Company obtaining a profit percentage. The Company believes that a source of revenue will be the sale of insertions and/or coupons in Fantasy Game mailers and the sale of mailing list of sports fans obtained through the marketing program. The broad nature of the sponsorship-driven "free" games will provide the Company with a substantial number of names of individuals who have interest in sports and who could be of interest to advertisers.

In summary, the losses shown in the attached financial statements and discussions above reflect results of the Company's efforts under its previous business plan to develop, market and sell a $99.95 full-service, transactional game and does not reflect the Company's new business concept nor its partnership with Pro Retail. The previous plan included expensive mass market advertising and substantial research and development, which were not exceeded by sales obtained. While there can be no assurance that the new business strategy will be successful, the Company believes that prior results do not accurately reflect the current business philosophy and objectives of the Company.
PART II:

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.

     The Board of Directors of the Company has established Series A Preferred Stock and Series B Preferred Stock within the class of Preferred Stock.

     Series A Preferred Stock. The Series A Preferred Stock has the following rights, preferences and limitations:

     There are reserved for issuance 768,750 shares of Preferred Stock for issuance as shares of Series A Preferred Stock all of which are outstanding with a face value of $3,075,500. Shares of Series A Preferred Stock were issued in exchange for Revenue Participation Contracts previously issued by the Company at the rate of one share for each $4.00 of Revenue Participation Contract face value, pursuant to that certain RPC Holders Agreement to Exchange Contracts for Preferred Shares. There are reserved for issuance 768,750 shares of Common Stock for issuance on conversion of the issued and outstanding shares of Series A Preferred Stock. The Series A Preferred Stock earns dividends at the rate of 10% per annum on the face value of the Preferred Stock ($307,550 per annum with respect to the presently issued and outstanding Series A Preferred Stock). Unpaid dividends shall cumulate and be entitled to preferences in the event of liquidation of the Company; after payment of such unpaid dividends as a preference in the event of liquidation, the holders of the Series A Preferred Stock shall share ratably with holders of shares of Common Stock in the distribution of remaining assets of the Company. Dividends shall be paid to holders of record of the Series A
Preferred Stock as of April 30 of each calendar year, starting in 1997.

     Subject to reserve of cash needed for future operating capital as determined by the board of directors, dividends shall be paid in cash from net earnings after taxes, and cumulate if not paid. To the extent dividends are not paid in cash, the board of directors may pay dividends on the Series A Preferred Stock with newly issued, fully paid and nonassessable shares of Common Stock, which have been registered under the 1933 Act. Such payment of dividends with shares of Common Stock shall be based on the average of the closing bid price for the Common Stock for the 30 trading days prior to payment of the dividend. Dividends on the Series A Preferred Stock which are not paid in cash shall be deemed paid by the issuance of shares of Common Stock as of the date of valuation of such Common Stock. Such issuance of Common Stock in payment of dividends shall not be deemed a distribution of property of the Company under Section 7-101-40`1(13) of the Colorado Business Corporation Act.

     Series  A  Preferred  Stock  has no voting  rights  except  when
required   pursuant  to  the  provisions  of  the  Colorado  Business
Corporation Act.

     Shares of Series A Preferred Stock shall be convertible to newly issued shares of Common Stock registered by the Company under the 1933 Act, on a one-for-one basis, as follows:

     (1) By the holders of the Series A Preferred Stock if the Common Stock trades at a price of at least $8.00 per share for at least 20 out of 30 trading days. Such conversion by the holders shall be possible for 30 calendar days after the date the notice of convertibility is given to such holders by the Company.

     (2) By the Company if (a) the Common Stock trades at a price of at least $10.00 per share for at least 20 out of 30 trading days and (b) the daily trading volume of the Common Stock during such 20 out of 30 days has been equal to at least 1% of the total outstanding shares of Common Stock. Such conversion by the Company shall be effective as of the date of notice thereof to such holders.

      The Series A Preferred Stock and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock have piggyback registration rights in the event the Company undertakes a registration of its shares.

      Series B Preferred Stock. The Series B Preferred Stock has the following rights, preferences and limitations:

     (1) there are reserved for issuance 4,000,000 shares of Preferred Stock for issuance as shares of Series B Preferred Stock. Certain management and shareholders of the Company exchanged 4,000,000 shares of Common Stock for 3,50,000 shares of Series B Preferred Stock. In addition, a minimum of 135,000 shares and a maximum of 170,000 shares of Series B Preferred Stock would be issued pursuant to this Offering.

     (2) No dividends shall be paid on the Series B Preferred Stock. The Series B Preferred Stock shall not have any rights to assets or proceeds from sale of assets of the Company in the event of liquidation. The Series B Preferred Stock has no voting rights except when required pursuant to the provisions of the Colorado Business Corporation Act.

     (3) There are reserved for issuance 4,000,000 shares of Common Stock for issuance on conversion of issued and outstanding shares of Series B Preferred Stock. Shares of Series B Preferred Stock shall be convertible to newly issued shares of Common Stock, on a one-for-one basis, as follows:

     (4) All 3,600,000 issued and outstanding shares of Series B Preferred Stock (assuming completion of the Maximum Offering) shall be converted to shares of Common Stock if the Company has earned after tax at least the following amounts per share fully diluted (assuming conversion of all outstanding Series A and Series B



Item 3.   Defaults on Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.   Not
applicable.

Item 5.   Other information.  Not applicable.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fanatics Only, Inc.
(Registrant)

     /s/ Jeff Gehl
Jeff Gehl, President and Chief
Financial Officer
Date:     November 22, 1996