Form 10KSB
period 1996-12-31
FANATICS ONLY INC
filed 1997-12-15
CIK 720815

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB
 X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF
                                     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      or
         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number 0-11345
                              FANATICS ONLY, INC.
                (Name of small business issuer in its charter)

     COLORADO                                     84-0904681
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification
                                                    Number)

     7500 WEST MISSISSIPPI AVENUE, SUITE E-122
              LAKEWOOD, COLORADO                              80226
     (Address of principal executive offices)              (Zip code)

                                (303) 768-9980
               (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    (None)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, without par value
                        -------------------------------
                                Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The  issuer's  revenues  for  its  most  recent  fiscal  year  were  $468,882

As of November 30, 1997 Registrant had 4,863,176 shares of its no par value Common Stock outstanding. The aggregate market value of the common stock held by non-affiliates as of such date is incalculable in view of the lack of a current market for the Company.

     TABLE  OF  CONTENTS  AND  CROSS  REFERENCE  SHEET
     -------------------------------------------------


PART  I
-------

Item  1                    Description  of  Business

Item  2                    Description  of  Property

Item  3                    Legal  Proceedings

Item  4                    Submission of Matters to a Vote of Security Holders

PART  II
--------

Item  5                     Market for Common Equity and Related Stockholder
                            Matters

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  7                     Financial  Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART  III
---------

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item  10                    Executive  Compensation.

Item  11                    Security Ownership of Certain Beneficial Owners and
                            Management.

Item  12                    Certain  Relationships  and  Related Transactions.

Item  13                    Exhibits  and  Reports  on  Form  8-K

     PART  I

ITEM  1  -  BUSINESS
--------------------

     Fanatics Only, Inc., a Colorado corporation (the "Company") was originally formed to provide interactive fantasy sports games ("Fantasy Games") to sports fans who would pay $99.95, per sport season, to compete as owners of their own assembled sports franchises. The Company designed, developed and operated these pay-to-play Fantasy Games in which the participants select or "draft" a team of players from the active rosters of professional teams in a particular sport. Participants score points as the players they have selected (assembled) perform certain feats in real life professional games during the sport's season. These Fantasy Games are operated as sweepstakes, with prizes awarded periodically throughout the sport's season based on a participant's team's performance relative to the performance of other participant's teams. The Company plans to continue to operate Fantasy Games and sell related merchandise, but no longer markets the Fantasy Games to the public on a pay to pay basis.

     After reviewing its first twelve months of operations and assessing market surveys and marketing miscalculations, the Company, after consulting with industry experts, such as Integrated Sports International (see ISI description), revised its business plan and shifted its focus to that of third party game operation contracts and sports marketing. The Company will utilize its Fantasy Game concept and game operation expertise to provide turn-key game operation contracts for third parties as well as sweepstakes and promotions for large corporate sponsors, professional sports teams and other third party entities, while attempting to build a large, and demographically specific, database to which the Company may market a variety of related products and services.

     The Company expects to generate revenue through three main revenue centers:

1.          Game  operations  contracts  to  run  third  party  Fantasy  Games
2.          Mass-market,  free  entry,  sponsor-driven  Fantasy  Games
3.          Retail  clothing/licensed  apparel  sales


Game  operations  contracts  to  run  third  party  Fantasy  Games:

     The Company, through its strategic partnership with MCI, has developed a state-of-the-art, fully automated game operating system, utilizing proprietary technology, which is accessible via touch tone phone or via the Internet. The Company believes this system to be the premier, industry-leading, game operations system in the Fantasy Game market. As a result, the Company has been selected by The Sporting News, a division of Times Mirror and Times Mirror Magazines and the largest marketer of pay-to-play fantasy games in the country, to provide turn-key game operations for all of their "The Sporting News Fantasy Challenges." The Company will provide turn-key Fantasy Game operations including game design, development, operation and support, including live operator customer support 24 hours a day, 7 days a week, for The Sporting News.

     The Company has received requests for bids to provide turn-key game operations from several other groups including professional sports leagues/associations, large publishing (magazine and newspaper) companies, current Fantasy Game providers and a group interested in marketing Fantasy Games in Indian Casinos across the United States. Some of these potential contracts, and particularly the agreement with The Sporting News, call for multi-million dollar annual operation fees to the Company which could provide significant profit potential.

     To better service the Sporting News Contract, and to help attract other potential third party service contracts, the Company has improved, refined and technologically updated its proprietary automated VRU phone system which it co-designed and developed with MCI. This system, called C.O.A.C.H. (Computer Operated Automated Caller Hotline), is a state-of-the-art system for interactive, telephone accessed, game play and transactions. In addition, the Company has acquired, equipped and is currently staffing a 24 hour a day, seven day a week call center which will have sixty "sports commissioners". Along with servicing the Sporting News, the call center will allow the Company to attract other third party contracts to run sports-related sweepstakes and promotions as well as to handle contracts for inbound and outbound telemarketing for sports-related products and services.

Mass-market,  Free-entry,  Sponsor-driven  games:

     The Company has developed a unique mass-market, free-entry, ballot-driven version of traditional Fantasy Games which the company will market in two ways (see Fantasy Games description for details). The first is as a turn-key retail sweepstakes or promotion for large corporate sponsors whereby consumers can visit grocery stores, liquor stores, bars, fast-food restaurants, etcand sign up for the "some sponsor" Fantasy Sports Challenge. While no major sponsors have yet been signed by the Company, Management has made presentations to several large potential corporate sponsors and is currently in negotiations with several of these sponsors, including a major beer company. The second method of distribution and marketing of these free-entry games, which was developed through a joint venture with American Sports Concepts (see Win America Promotions description), is "at-venue" or "at-stadium" games. In these games, fans receive a free-entry ballot upon paid admission to the ballpark, stadium or race track and compete in a weekly game for a chance at cash or merchandise prizes. To date, the Company, through its WIN America Promotions ("WIN") joint venture, has signed contracts with the San Francisco Giants (Major League Baseball) and ran these "at-venue" games for eight Giants home games during the 1997 season, and with several horse racing courses, including Calder, Belmont, Saratoga, Hollywood Park and Golden Gate Field (Horse Racing) to run these games at the track during 1998. Though no other team, sport or tracks have signed contracts with WIN, Management of WIN has made several presentations and received a great deal of interest from a number of other professional sports franchises and horse racing venues. WIN has signed, however, one sponsor, a high-profile national fitness chain, for its free-entry Fantasy Baseball as well as with three additional sponsors, and appears close to signing several additional sponsors.

     These mass-market, free-entry games whether run by the Company for large corporate sponsors or by WIN for at venue promotions, will generate revenue from two sources. The first is through management or game operation fees paid to the Company and/or WIN by the sponsor or team, usually on a per-ballot (participation) basis, whereby the Company and/or WIN would receive $1.00 - $1.50 for each ballot submitted in the contest as well as a substantial fixed fee for general game operation and management. The second, and what both the Company and WIN believe will be far more significant source, is through marketing of a variety of products and services, via the Company and WIN's "bounce-back" mailers (see Fantasy Games for description), to the resulting database that is generated from these games. The Company and/or Win may offer up-sells to pay-to-play Fantasy Games, collectors calling cards, licensed apparel, collectibles and memorabilia, newsletters and other sports related products and services, all in the direct mail "bounce-back" envelope sent to all free-entry game participants. Both the Company and WIN believe that the broad nature and mass market appeal of the free-entry, sponsor-driven Fantasy Game concept should lead to wide-spread national participation which could result in a database of millions of sports-minded participants. Effective marketing of related products and services to a database of that size could lead to the long-term success of the Company and WIN.


Retail  Clothing/Licensed  Apparel  sales:

     The Company plans to launch a direct mail catalog business which would sell licensed sports apparel at discount prices through its "bounce-back" mailers discussed in the mass-market, free-entry games referenced above. As presently contemplated, this direct mail catalog business would sell licensed sports apparel from the NFL, MLB, NHL, NBA, Golf and NASCAR, as well as from one hundred of the top universities in the U.S. and a limited line under the "Fanatics Only" brand name and logo, all at 20% - 70% off of standard retail pricing.

     The three revenue centers outlined above would, if successfully implemented, provide the Company with a diversified product mix and multiple sources of revenue, while maintaining a consistent, inter-related and focused business strategy.

Business  Strategy:

     The Company's focus in its revised business plan includes the following strategies:

     Become the dominant and most recognized player in Fantasy Game operations and management through our relationships with corporate sponsors and strategic business partners (e.g. MCI, ISI, STATS, Inc., etc.)

     Become the dominant and premier operator of Fantasy Games, providing contract game operations for large, high-profile third party entities, including professional sports leagues, major media companies and for corporate sponsors

     Develop, market and operate a unique mass-market, free-entry, sponsorship-driven version of Fantasy Games which will be made available through retail and/or on-premise promotions run by the Company as well as through "at-venue" or "at-stadium" promotions which will be operated by WIN.

     Obtain substantial, nationally-known and recognized sponsors for its mass market games

     Create a substantial database (from the potential millions of sports-minded fans who the Company hopes will participate in its free-entry games) to which the Company will market sports related merchandise and other related products and services

     Obtain revenues from third parties for mailers, inserts, coupons and other offers placed in our "bounce-back" mailers to Fantasy Game participants

     Develop and grow catalog business of licensed apparel, collectibles, etc. mailed to all game participants

     Engage in the structured distribution of the Company's database of participants (i.e. "database leasing")

     Pursue expansion opportunities such as the Company's proposed Indian Casino Fantasy Games.

     The Company maintains its corporate offices at 7500 West Mississippi Avenue, Suite E-122, Lakewood, Colorado 80226 and has a west coast office at 4400 MacArthur Blvd., Suite 500, Newport Beach, CA 92660.

FANTASY  GAMES

     The Company develops and operates fantasy sports games and related merchandise, and as part of the marketing strategy of these games, the Company promotes and operates national and regional interactive fantasy sports games ("Fantasy Games"). The Company has initially focused its efforts on Baseball and Football games, but will additionally include Basketball, Hockey, Golf and NASCAR Fantasy Games. In a Fantasy Game, the participants select or "draft" a team of players from the active rosters of major league teams in a particular sport. Participants score points when the players they have selected perform certain feats in real life games during the sport's season. To better service the Sporting News Contract, and to help attract other potential third party service contracts, the Company has improved, refined and technologically updated its proprietary automated VRU phone system which it co-designed and developed with MCI. This system, called C.O.A.C.H. (Computer Operated Automated Caller Hotline), is a state-of-the-art system for interactive, telephone accessed, game play and transactions. In addition, the Company has acquired, equipped and is currently staffing a 24 hour a day, seven day a week call center which will have sixty "sports commissioners". Along with servicing the Sporting News, the call center will allow the Company to attract other third party contracts to run sports-related sweepstakes and promotions as well as to handle contracts for inbound and outbound telemarketing for sports-related products and services.

     While the Company's primary business focus will be to run full-service, transactional Fantasy Games on a contract basis for The Sporting News and other companies, the Company will also focus on the development and marketing of sponsorship-driven, mass market games which will be run in conjunction with large national corporate sponsorship. As currently proposed, for each of these games the sponsor would provide all media/advertising cost and efforts, as well as a majority of the prize pool. The sponsor would also pay Fanatics Only a management fee (with a moderate built in profit) to run the games.

     Corporate America knows the value of marketing through sports. Millions of dollars a year are spent on sports related marketing, event sponsorship and athlete endorsements. The Company has entered into a strategic relationship with Integrated Sports International ("ISI"), a marketing, consulting and athlete management firm. ISI believes that Fanatics Only Fantasy Games provide a vehicle to match Americans' interest in sports, games and sports personalities with corporate America's desire to attract these potential customers. With the assistance of ISI, the Company has retooled its business plan to capitalize on this opportunity.

     Through its relationship with ISI, the Company has focused its direction on mass market, sponsorship-driven Fantasy Games run in conjunction with large national corporate sponsors. In substance, the Company's primary focus, with the assistance of ISI, will be to adapt the Fantasy Games to allow the sports fans to play for free with corporate America paying the cost of distribution and using the advertising venue presented thereby for three of the most sought after advertising presentations in one promotional stratagem: (i) professional sports association, (ii) celebrity marketing and (iii) an interactive game. While no major sponsors have yet been signed by the Company, ISI and Management of the Company have made presentations to several large potential corporate sponsors, and are currently in negotiations with several of these sponsors, including a major beer company. As of the date hereof, the Company, through its WIN joint venture, has only signed contracts for at venue games with the San Francisco Giants and at the Calder, Belmont, Saratoga, Hollywood Park and Golden Gate Field race courses, as well as with a few sponsors for the Giants baseball game.

     The Company's shift in focus to the free-entry, mass market games represents a further shift in its overall business strategy. In essence, the focus of the free-entry, mass market games is database acquisition and then the effective management and marketing of products and services to that database. The Company believes that the broad nature and mass market appeal of the free-entry, sponsor-driven fantasy game concept should lead to wide-spread national participation which could result in a database of millions of sports-minded participants. Effective marketing of related products and services to a database of that size could lead to the long-term success of the Company.

     Management intends for these games to be marketed through point of sale retail promotion, through national advertising (newspapers, magazines, television, etc.) or in conjunction with the various professional sports leagues as provided for by the sponsors. A principal component of the advertising would be the utilization of a major sports celebrity in each sport provided at the sponsor's expense to create greater appeal. The Company's relationship with ISI will be critical in obtaining appropriate sports personalities. Participants will earn free entry into the games through national "proof of purchase" promotions or possibly through signing up at retail displays, set up in conjunction with promotion of the sponsor's products. WIN is also pursuing "at venue" promotions whereby participants receive free entry by attending a horse race or by going to a Major League Baseball game or other sports event. Each of these marketing and promotion concepts is designed to remove any cost "barrier to entry" and attract as many participants as possible into the games. The Company's primary goal is to build a database of customers to market both the Company's and potentially other companies' products and services once the participants have entered the free entry games.

     In substance, the new Fantasy Games are intended to work as follows: A sponsor runs a media campaign promoting in-store retail promotion (i.e., "Sign up where XYZ Company products are sold"). Customers fill out ballots at retail displays and either deposit the ballot into the ballot box on-site or they mail it in at a later time. Ballots are collected by sponsor representatives or Company contract personnel and they are shipped to a central processing facility in Massachusetts. At the processing facility, the ballots are run through a scanner which records the name, address and telephone number of each participant as well as the roster (team) which such participant has selected, and prints a "bounce-back" card listing this information. All data collected will be transmitted via computer to the Company's central computer system, also in Massachusetts, where rosters are downloaded into the patented game system. The "bounce-back" card is sent to the Company's central fulfillment center to be included in a mailer which is sent to all participants. The "bounce-back" mailer will include the card with the participants team, rules of the game with a description of prizes available, as well as (i) coupons or other promotional material from the sponsor (ii) coupons or other promotional material from other advertisers with complementary products, (iii) an up-sell attempt to get free entry players to consider an intermediate game for $19.95 (with limited transactions) or the advanced game for $99.95 (the current Sporting News Fantasy Challenge games); and (iv) sales literature featuring game related services (such as fantasy game kit, fax service), collector's MCI phone cards, licensed apparel and/or other related products or services. Participants would also get a second "bounce-back" mailer at the end of the season which would include game results and information similar to the first mailer.

     Results would be posted weekly at the sponsor's retail store displays, at bars, in the Company's internet site, and on the NTN network which is broadcast to more than 3,000 bars nationwide, in national print publications and possibly on television ads. Each game would include substantial prizes, including "fantasy trips" (e.g., to the Superbowl), apparel, collectibles, memorabilia, and possibly a cash grand prize. These prizes would be provided for by the sponsor.

     The intention of the sponsor-driven, mass market games is to try to obtain participants to play the Company's Sporting News Fantasy Challenge games (i.e. Football, Baseball, NASCAR, Hockey, Basketball and Golf). In addition to the direct revenues from the marketing of such games, the Company may also earn revenues through marketing its additional products and services, discussed in more detail below, to these free-entry game participants as well as through the leasing of the evolving customer list. This customer list could become a valuable database for potential advertisers because of the demographics of the type of person likely to participate in the Company's Fantasy Games and because the list would be relatively current as opposed to other potentially available databases of that type. This strategy would also allow the Company to educate the mass market about Fantasy Games in general, and increase the potential size of the customer base for the Company's Fantasy Game upgrades. Much of the marketing activity would be at the cost of the sponsors and not of the Company, avoiding expensive advertising and marketing campaigns.

     The  Fantasy  Games  are  operated  as  sweepstakes,  with prizes awarded periodically throughout the sport's season based on a participant's team's performance relative to other participants' teams. The Company introduced its first Fantasy Game in February 1996, the 1996 Fantasy Baseball Challenge
("Baseball  1996"),  and  introduced  the  1996  Fantasy  Football  Challenge
("Football  1996")  in  the  Summer  of  1996.    These  games  were  $99.95
full-service, transactional games, which permitted unlimited trades and other changes throughout the season, with substantial prizes for the top participants. Sweepstakes prizes for Baseball 1996 and Football 1996 included automobiles, tickets to sporting events, merchandise, televisions, and satellite dishes. The Company is obligated to provide all services and prizes for these previous full-service, transactional games.

     The Company held an exclusive license (which has presently reverted to a non-exclusive license) in the United States for interactive process patents issued by the United States Patent and Trademark Office in 1991 and 1993 ("Patents"). The Patents claim to cover any fantasy game with a central computer system, involving teams made up of players or athletes, which are selected by the game participants, where different game participants can have the same player or athlete on different teams. Nevertheless, due to the ease of entry into the market, the Company believes that enforcing the patent is difficult and consequently numerous competitors exist that management believes may be infringing upon the patents. Management has presently determined not to litigate to support the patents due to the lack of sufficient financial resources. Additionally, the Company does not believe that they are dependent on the patents for its success and has found, to date, that they provide little if any competitive advantage for the Company. The Company has filed trademarks and service marks for "Fanatics Only" and related marks. Additional marks will be filed from time to time, including a trademark for its Computer Operated Automated Caller Hotline (C.O.A.C.H.).

     By shifting its focus to sponsor-driven, mass market games the Company creates a new Fantasy Games concept which obtains revenues through marketing the database obtained thereby, directly assisting the growth of the Company's original $99.95 full-service game concept. Most importantly, however, the focus of the Company allows it to build a large and demographically specific customer database, at a rapid pace, and then capitalize on this growth by marketing a multitude of products and services to that database.

INTEGRATED  SPORTS  INTERNATIONAL

     Integrated Sports International ("ISI") is a sports marketing firm engaged in player representation, corporate sponsorship and event planning. ISI's client list includes Troy Aikman, Steve Young, Jim Kelly, Disney Company, Junior Seau, Hakeem Olajuwon, Oscar De La Hoya, the San Francisco 49ers, Burger King, Cadillac and many others. ISI is a marketing partner for its clients providing creative input and skilled assistance depending on the particular needs and objectives. ISI specializes in designing and developing sports related promotions, advertising and marketing for corporations, often utilizing recognizable sports personalities. The principals of ISI are Frank
J. Vuono, Fred Fried and Steve Rosner. Mr. Vuono is formerly head of NFL Properties. Mr. Rosner is a long-time nationally-recognized agent who represents players such as Lawrence Taylor, Carl Banks and Howie Long and is active in matching athletes with corporate events and media opportunities. Mr. Fried is the former head of marketing for ProServ, Inc., a large athlete representation company with such prestigious clients as Michael Jordan and Raghib "Rocket" Ismail.

     ISI's principal office is in East Rutherford, NJ. In addition, ISI maintains an office in Newport Beach, California, a strategic location that makes it easier for ISI to work with the Company and a number of California-based sports agents.

     On March 27, 1996, the Company entered into an agreement with ISI pursuant to which it was to pay a monthly retainer of $15,000 to ISI to market and sell corporate sponsorship of the Company's games, develop marketing strategy  and  brand  identification,  and  to assist in contracting of sports spokespersons. To date, ISI has introduced the Company to several large corporate sponsors with whom the Company is negotiating for sponsorship opportunities for its 1998 proposed games. While there can be no assurance that the Company will successfully enter into sponsorship relations with these companies, the relationship with ISI materially improves the Company's chance for success. Each proposal is tailored to the particular corporation's industry and marketing and advertising strategies.

     The Company is presently negotiating with a major beer manufacturer to provide funding for an exclusive sponsorship for the 1998 football season. As of the date hereof, the potential sponsor has not made any commitment for the sponsorship and there is no assurance any commitment will be received.

     The agreement between the Company and ISI is for two years expiring March 31, 1998 and is extendable upon mutual agreement. ISI has agreed to forego a $15,000 retainer provided for in such agreement until such time as a large national sponsor is signed. The Company will pay ISI a sales commission of 15% of the gross revenues to the Company for Company programs arranged through sponsors obtained by the efforts of ISI. ISI is also paid a small commission for sales of Fantasy Game upgrades and is reimbursed for reasonable third party expenses.

     Through its relationship with ISI, the Company believes it is well positioned to attract quality corporate sponsors for its games and to obtain nationally-recognized sports celebrity spokespersons for its advertising campaigns.

FANATICS  ONLY  RETAIL  OPERATIONS

     The Company plans to launch a direct mail catalog business which would sell licensed sports apparel at discount prices through its "bounce-back" mailers discussed in the mass-market, free-entry games referenced above. As presently contemplated, this direct mail catalog business would sell licensed sports apparel from the NFL, MLB, NHL, NBA, Golf and NASCAR, as well as from one hundred of the top universities in the U.S. and a limited line under the "Fanatics Only" brand name and logo, all at 20% - 70% off of standard retail pricing.

WIN  AMERICA  PROMOTIONS,  "AT  VENUE"  JOINT  VENTURE

     In November 1996 the Company entered into a 50/50 joint venture with American Sports Concepts to develop, market and operate a free-entry, mass-market Fantasy Games "at-venue" or "at-stadium", under the name WIN American Promotions. These "at-venue" games could potentially be run at baseball, football, basketball, hockey and horse and auto racing stadiums, with event attendees receiving a free-entry Fantasy Game ballot upon paid admission to the stadium.

     Through the WIN America joint venture, the Company hosted a Fantasy Horse Racing Game during the 1997, 172 day, race season at Calder Race Track in Ft. Lauderdale, Florida ("Calder") which commenced in June 1997. The Company entered into a similar arrangement with Belmont Race Course in 1997, and has agreements in place to undertake similar ventures with Saratoga, Hollywood Park and Golden Gate Field race courses in 1998.

     Each of these race tracks have or will distribute a brochure containing a "free entry ballot" to all patrons upon paid admission to the track. Calder estimated this was for approximately 1,000,000 patrons at the race track facility. The brochure explains the rules of the game, basic prize structure and generally promotes the contest. The ballot permits each patron to select their "stable" (consisting of horses and jockeys) which they hope will perform well during the week after entry. Ballot boxes are placed prominently throughout the track and promotional advertising accompanies the ballot boxes and promotes the racing game. Track personnel gather the ballots and forward them to WIN for processing. WIN's process includes a "bounce-back" mailer with coupons and/or inserts as set forth above, as well as horse racing related materials such as a "How to Handicap" brochure and game upgrades to $9.95, $19.95 and $99.95 full-service transactional games.

     As contemplated, each of the race courses and/or their sponsors would pay for the production of the ballots and would compensate WIN an estimated $1.00 for each entry in the contest. WIN has agreed to pay the venues 70% of all Gross Profits generated from revenue derived from game activity, and the sale of the products and services offered in the "bounce-back" mailer, until such time that such venue has received an amount equivalent to the $1.00 per entry and cost of the ballots. Subsequent to such repayment, profits would be distributed 65% to WIN and 35% to the venue.

     The Company believes that the Horse Racing Fantasy Game has and will continue to provide a valuable promotional platform for existing race course sponsors and will entice additional sponsors. The Company also believes it has and will continue to encourage attendance at the track. The attendant database created is also valuable to both the specific race course and the Company creating substantial marketing opportunities.

     In April 1997 the Company, through the WIN America joint venture, signed an agreement with the San Francisco Giants (Major League Baseball Club) to run an "at-venue" Fantasy Baseball contest during eight Giants home games in the 1997 season. These games ran in a similar fashion to the Horse Racing game mentioned above. The joint venture signed several sponsors for the Giants Fantasy Baseball program. Although there can be no assurance that any other teams will sign up for these "at-venue" games, the joint venture has already received serious interest from at least eight other professional sports teams for programs in 1998.

MCI  TELECOMMUNICATIONS  CORPORATION

     In February 1996 the Company entered into a one year service contract with MCI Telecommunications Corporation ("MCI") primarily to provide live operator services at pre-established rates. Concurrently, the Company entered into a 30 month agreement with MCI to establish, maintain and update participant files and to provide participant support. Under the Agreement, the Company must meet certain performance criteria as follows: During each year generate $1,800,000 of revenues from participants for the corporation including at least $1,200,000 from the use of an 800 number service. If during any year after the 1996 ramp up period, the revenues to MCI do not meet the $1,200,000, the Company is required to pay an under-utilization charge equal to 100% of the difference between the discount rate applied and MCI's standard rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Financial Statements for additional information.

     The Company is currently negotiating new contracts with MCI as part of the venture agreement with The Sporting News.

HISTORICAL  OPERATIONS  OF  THE  COMPANY

     Original Reorganization. The Company (formerly named "Cashbuilder, Inc.", a Colorado corporation organized on October 15, 1982) did not conduct any active business operations or receive significant revenues prior to 1984, and since 1984 had sought to acquire a suitable private business opportunity. On December 18, 1995 the Company entered into a reorganization agreement with Fanatics Only LLC, to acquire all the assets of Fanatics Only LLC, a Colorado limited liability company, subject to all liabilities, in exchange for restricted shares of the Company's common stock. On February 28, 1996 the Company changed its name to "Fanatics Only, Inc." As a result of the reorganization agreement, the former members of Fanatics Only LLC own a substantial number of the Company's voting securities, and three of the former six managers became directors of the Company.

     Initial Business Plan. The Company's initial business plan provided for the development, marketing and sale of Fantasy Game kits comprised of a $99.95 full-service game, with extensive ability to trade players and check results, with substantial prizes for winners. The initial game was the Company's Baseball 1996 Fantasy Game which was marketed extensively with Bob Uecker as a celebrity spokesperson. Baseball 1996 was followed with Football 1996. This business plan resulted in sales which were only a fraction of those projected by previous Management. The Company had a total of approximately 4,000 participants for its Baseball 1996 Game and approximately 1,500 participants for its Football 1996 game. Management believes that this lack of performance in its Baseball 1996 game was due to a number of factors including, but not limited to: (i) no national sponsor; (ii) the Baseball 1996 game was apparently too complex a game for the occasional fan, with every player needing to be counted at each position on a daily basis, consequently becoming too time consuming; (iii) a different media strategy involving gradual advertising buildup and focus may have been more successful than the advertising strategies employed; (iv) startup problems with the inbound order taking process and fulfillment of those orders stemming from inexperienced employees may have resulted in lost sales and refunds; and (v) outside of specific venues, baseball has declined nationally in favor as a spectator sport with revenues and attendance down nationwide. The Company believes its Football 1996 game was not successful due primarily to the Company's insufficient financial resources to advertise, market and operate the game. Management had previously anticipated that Baseball 1996 would provide sufficient revenue to fund operations for Football 1996.

     Capital Structure Reorganization. In connection with a private offering of securities, certain holders of shares of Common Stock exchanged 4,062,500 shares of Common Stock for 1,892,000 shares of Series B Preferred Stock. Such shares of Common Stock were canceled and returned to the status of authorized and unissued shares. The Preferred Stock is convertible into shares of Common Stock, on a 1 for 1 basis, only if the Company earns certain minimum amounts per share.

     In addition, certain shareholders canceled a total of 2,851,876 shares of Common Stock, which were returned to the treasury and canceled.

     The $3,075,000 face value Revenue Participation Contracts ("RPC's") were converted to 768,750 shares of Series A Preferred Stock and 153,750 common stock purchase warrants. These RPC's were initially sold by the Company for the initial funding of the Company. Each $100,000 face amount of RPC was entitled to a royalty of $.50 per game based on the original $99.95 game, resulting in potential substantial royalty payments. These royalties will not apply to the Company's new business strategy.

CORPORATE  OFFICES

     Offices for the Company are maintained in Colorado at 7500 West Mississippi Avenue, Suite E-122, Lakewood, Colorado 80226; telephone (303) 768-9980 and also in California at 4400 MacArthur Boulevard, Suite 500, Newport Beach, California 92660, telephone (714) 955-4962. The Company presently employs 5 full-time and 3 contract personnel.

ITEM  2  -  PROPERTIES
----------------------

Effective November 1, 1997, the Company began leasing new office space in Lakewood, Colorado. The Company is leasing approximately 7,500 square feet at a monthly rental rate of approximately $6,300. The lease expires through September 2000 with options to extend for an additional three years. Approximately 3,000 square feet of the new leased space was a pre-existing call center that will be utilized as a call center by the Company to serve the The Sporting News Contract.

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

The Company is presently, has been, and may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

No matter was submitted to a vote of the Company's Security holders during the fiscal year ended December 31, 1996.



     PART  II
     --------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET INFORMATION - During the fiscal year ended December 31, 1996, the Company's Common Stock was quoted without price (name only) under the symbol "FONL" on the Nasdaq Electronic Bulletin Board; however, few transactions took place during that fiscal year. Currently, there is no established market for the Company's Common Stock.

STOCKHOLDERS - As of November 30, 1997, the Company had 461 holders of record of the Company's Common Stock, 42 holders of record of the Company's Series A Preferred Stock and 22 holders of record of the Company's Series B Preferred Stock. There are also presently 128 holders of the Company's private warrants. This does not include the holders that have their shares held in a depository trust in "street" name.

DIVIDENDS    -  The Company has not paid cash dividends on its Common Stock in the  past  and  does  not  anticipate  doing  so  in  the  foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In connection with a private offering of securities which was made by the Company in December 1995 (the "1995 Private Offering"), the Company sold an aggregate of 855,476 shares of Common Stock and 427,738 Private Warrants to accredited investors for aggregate net proceeds of $2,974,185, after deduction of offering costs of $20,000. The Company utilized the proceeds of the Private Offering to meet working capital requirements. The Company agreed to provide piggyback registration rights for resale the shares of Common Stock and Private Warrants sold in the 1995 Private Offering. The 1995 Private Offering was made in accordance with Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

     During  1997  the  Company  has  raised approximately $1,100,000 of gross proceeds through the sale of its common stock, Series B Preferred Stock and warrants. The sales were made through private placement offerings to accredited investors. In connection with the private placement offerings, the Company will issue approximately 309,000 shares of its common stock, approximately 77,000 shares of its Series B Preferred Stock and warrants to purchase approximately 154,000 shares of its common stock. The warrants to purchase common stock are exercisable at $5.00 per share and expire through November 2,000. The Private Offerings used to raise these funds were all made in accordance with Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

     In May and June, 1996, the Company borrowed $350,000, with loan origination fees of $24,500 to the lenders thereof, from three persons not affiliated with the Company for working capital purposes. The loans became due in July 1996, and $195,000 has been repaid to the lenders. As additional consideration for these loans, the Company issued a total of 35,000 warrants to the lenders. The Company also borrowed $55,000 from another unaffiliated person for sponsorship of a race car in the Indy 500 race in 1996, and issued the lender 5,000 warrants. The $55,000 loan became due August 22, 1996. This loan is expected to be converted to equity.

     In October and November 1996 the Company borrowed an aggregate of $200,000 (with loan origination fees of $20,000 paid to the lenders thereof). These loans consisted of $200,000 in unsecured promissory notes and warrants to purchase an aggregate of 20,000 shares of Common Stock at $5.00 per share. This entire $200,000 has been converted to equity.

     In November 1997 four members of the Company's board of directors loaned the Company $500,000. The unsecured loans are non interest bearing and mature November 2000. Three of the four board members will each receive 60,000 shares of the Company's common stock, 150,000 shares of Series B Preferred Stock, 37,500 common stock purchase warrants and 11,250 options to purchase shares of common stock. The fourth board member, who is also the Company's President, will receive 20,000 shares of the Company's common stock, 50,000 shares of Series B Preferred Stock, 12,500 common stock purchase warrants and 3,750 options to purchase shares of common stock. The warrants are exercisable at $3.50 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. The Company has used the funds from the loan to make the payments required under the MCI settlement, to continue the development of a call center for The Sporting News contract and for certain other obligations.


ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to game operations contracts to run third party Fantasy Games, mass-market, free entry, sponsor-drive Fantasy Games or retail clothing/licensed agreement sales.
The forward-looking statements included  herein are based on current
expectations that involve numerous risks and  uncertainties.    Assumptions
relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

     Fanatics Only, Inc. ("Fanatics" or the "Company"), a Colorado corporation, was formed on October 10, 1995. The Company's original business plan was to market and operate its own pay-to-play interactive fantasy sports games and to sell related merchandise. The Company developed and operated baseball and football fantasy games during 1996. However, due to the significant competition in the fantasy sports game market and certain other factors, Fanatics was unsuccessful in operating these two games and incurred significant losses.

     The Company's initial business plan provided for the development, marketing and sale of Fantasy Game kits comprised of a $99.95 full-service game, with extensive ability to trade players and check results, with substantial prizes for winners. The initial game was the Company's Baseball 1996 Fantasy Game which was marketed extensively with Bob Uecker as a celebrity spokesperson. Baseball 1996 was followed with Football 1996. This business plan resulted in sales which were only a fraction of those projected by previous Management. The Company had a total of approximately 4,000 participants for its Baseball 1996 Game and approximately 1,500 participants for its Football 1996 game. Management believes that this lack of performance in its Baseball 1996 game was due to a number of factors including, but not limited to: (i) no national sponsor; (ii) the Baseball 1996 game was apparently too complex a game for the occasional fan, with every player needing to be counted at each position on a daily basis, consequently becoming too time consuming; (iii) a different media strategy involving gradual advertising buildup and focus may have been more successful than the advertising strategies employed; (iv) startup problems with the inbound order taking process and fulfillment of those orders stemming from inexperienced employees may have resulted in lost sales and refunds; and (v) outside of specific venues, baseball has declined nationally in favor as a spectator sport with revenues and attendance down nationwide. The Company believes its Football 1996 game was not successful due primarily to the Company's insufficient financial resources to advertise, market and operate the game. Management had previously anticipated that Baseball 1996 would provide sufficient revenue to fund operations for Football 1996.

     As a result of the poor performance of its first two games, Fanatics chose not to develop or operate any additional games during 1996 or 1997. In April 1997 the board of directors was reassembled and a new business strategy was implemented whereby Fanatics would pursue operating and administering fantasy sports games for other entities. This strategy has resulted in a Venture Agreement with The Sporting News ("TSN"), a division of Times Mirror Magazines, Inc., to provide turn-key fantasy game operations for all of TSN's "The Sporting News Fantasy Challenges" (see below). The Company's revised business plan also includes sweepstakes and promotions for corporate sponsors, professional sports teams and other third parties, while attempting to build a large, and demographically specific, database to which the Company may market a variety of related products and services.

     During 1996 the Company concentrated its efforts on developing and operating its baseball and football 1996 fantasy sports games. Since that time the Company's activities have consisted primarily of developing and pursuing its new business strategy and raising capital through private equity offerings.

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO INCEPTION (OCTOBER 10, 1995) TO DECEMBER 31, 1995

     The Company had a net loss of $7,786,550 for the year ended December 31, 1996 and incurred losses of $1,859,716 during the period from inception to December 31, 1995.

     Total revenues were $468,882 for the year ended December 31, 1996 and $0 for the period from inception to December 31, 1995. Revenues were generated by the Company's baseball and football 1996 fantasy games. Game sales revenue consists primarily of the entry fees paid by the baseball and football 1996 fantasy games' participants. The entry fee to participate was $99.95 per game. Revenues from merchandise sales relate primarily to the sale of excess inventory of T-shirts, hats, coolers and other merchandise that were to be distributed to fantasy game participants.

     The Company's total costs and expenses were $8,242,796 for the year ended December 31, 1996 and $1,859,716 during the period from inception to December 31, 1995.

     The general and administrative expenses for the period from inception to December 31, 1995 reflect the costs incurred to establish the Company, to complete  the  reverse  acquisition with Cashbuilders, Inc. (see note 7 to the
financial  statements)  and  other  startup  activities.    The  general  and
administrative costs for the year ended December 31, 1996 consist primarily of the salaries of the Company's employees, the costs of consultants and contract labor, legal and professional services and the expenses related to certain
licenses,  office  rent,    insurance  and  depreciation  and  amortization.

     Advertising and promotional expenses for the year December 31, 1996 were $3,761,461 and $989,869 during the period from inception to December 31, 1995. The prior management of the Company utilized an advertising and marketing plan
that  was  unsuccessful.    The marketing efforts included radio and
television commercials, magazines, newspapers, brochures, etc. that required expensive design, production and printing services. Also included in advertising and promotional expenses for the year ended December 31, 1996 are approximately $560,000 of telecommunications services charges.

     The cost of the participants kits and merchandise was $1,679,363 for the year ended December 31, 1996 and $0 during the period from inception to December 31, 1995. Because the previous management of the Company projected participation significantly in excess of the actual participation, the Company had printed large quantities of game kits that went unused. In addition, Fanatics also ordered large quantities of T-shirts, hats, coolers, etc. that were provided to the game participants as part of their entry fee. As a result, the Company had significant excess inventory of these items that were sold significantly below their cost to the Company. Also included in the cost of game kits and merchandise is approximately $500,000 of prizes that were awarded to the winners of the baseball and football fantasy games. The Company did not operate games during the period from inception to December 31, 1995 and therefore had no costs of participant kits and merchandise.

     As of December 31, 1996 the Company wrote off the net book value of $455,709 of goodwill and licensing rights (see Note 2 to the financial statements). The Company wrote off the licensing rights because it was unable to meet certain required minimum payments and therefore forfeited its exclusive licensing rights to certain patents for technology related to the development, production and sale of fantasy games. Management of the Company does not believe that the Company is dependent upon the patents for its success, and to date, has found that the patents provide little, if any, competitive advantage. The net book value of $252,083 of goodwill related to common stock purchased in the corporation which previously owned the patents. Due to the writeoff of the patents and the Company's significant operating losses, the Company determined the goodwill had been impaired and wrote off its remaining net book value.

     During 1996 the Company entered into a joint venture agreement with a retail sports apparel company. The joint venture was formed to sell sports apparel and the Company's games and merchandise primarily through factory outlet centers. In October 1997, the sports apparel company notified the Company, that it was liquidating all of the assets of the joint venture and closing the retail stores. Therefore, the joint venture is being dissolved and the Company's investment in the joint venture is fully impaired. The Company has written off its investment of $177,216 in this joint venture as of December 31, 1996. In addition, as a part of this joint venture, the Company signed three retail space leases which were set to expire through 2006. As of November 1997, the Company was negotiating settlements on these three leases for approximately $100,000. The $100,000 related to these leases is included in the write off of investment in joint venture and accrued expenses in the accompanying 1996 financial statements. Although the Company is now currently out of retail operations, it expects to use the database it accumulates to provide discounted merchandise and licensed apparel through a direct mail catalog and the Internet.

     In November 1996, the Company entered into a letter of intent with an unrelated company ( the "Partner") to form a joint venture. The joint venture, WinAmerica Promotions ("WIN"), is owned 50% by the Company and 50% by the Partner. The joint venture was formed to develop, market and operate mass-market, free entry, sponsor driven fantasy sports games. As of December 31, 1996, the Company had not made any contributions to WIN and therefore no investment is reflected in the accompanying balance sheet. In addition, WIN had minimal activity for the period from inception through December 31, 1996 and therefore the Company did not record any equity in the income or loss from this joint venture. During 1997 the Company has contributed $140,000 in cash to WIN and WIN has operated a fantasy baseball game for the San Francisco Giants and fantasy horse racing games for certain horse tracks around the country including a game for the Breeder's Cup. However, the Company and the Partner are currently negotiating the additional contributions the Company will be required to make in order to maintain its 50% ownership in WIN. Based on the Company's working capital position as of November 1997 there can be no assurance that the Company will be able to meet the additional capital requirements and its ownership interest in WIN may be reduced. Therefore, there can be no assurance what portion of the Company's investment in WIN it may realize.

     The net losses for the year ended December 31, 1996 and inception to December 31, 1995 reflected in the accompanying financial statements and the discussion of the results of operations above depict the results of Fanatics under its original business plan to develop, market and operate its own fantasy sports games. While there can be no assurance that the new business strategy will be successful, Fanatics' current management and board of directors believes that the inception to December 31, 1996 results are not indicative of the Company's future operations and do not accurately reflect the current business philosophy and direction of the Company.

     The new business plan of the Company is concentrated on the administration and operation of fantasy sports games and promotions for other entities. As a result of this new business strategy, effective July 31, 1997, Fanatics has entered into a Venture Agreement with TSN under which the Company will provide fantasy sports gaming expertise and related operations and TSN will allow the use of its trademark and provide certain marketing and advertising services for the promotion of a series fantasy sports leagues in various sports through the publication of The Sporting News and other Times Mirror publications. The Sporting News had approximately 55,000 participants in its fantasy games during the last year. The Company will be the exclusive North America supplier of fantasy games in all sports and any related activities, merchandise and services offered by TSN. The Venture Agreement expires at the end of the 2001/2002 National Hockey League and National Basketball Association seasons. The term of the Venture Agreement will be extended for an additional two years if certain criteria as set forth therein are met.

     Revenues from the TSN Venture Agreement will begin to be recognized in January 1998. All revenues from the operation of "The Sporting News Fantasy Challenges" and related service and merchandise will be collected and recognized by Fanatics. The Company will then pay to TSN the greater of 50% of the annual gross profit or 20% of annual gross revenue, both as defined in
the  Venture  Agreement.    In  addition,  if  TSN  delivers  30,000  paying
participants per year to the fantasy games, the Company has guaranteed that the minimum annual payment to TSN will be $1.3 million. Historical results from "The Sporting News Fanatasy Challenges" indicate annual revenues could exceed $10 million, although there can be no assurance that future revenues will meet or exceed prior results.

     In connection with the TSN Venture Agreement and effective November 1, 1997 the Company began leasing new office space in Lakewood, Colorado. The Company is leasing approximately 7,500 square feet of space. Approximately 3,000 square feet of the new leased space was a pre-existing call center that will be utilized as a call center by the Company to service the TSN Venture Agreement.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Because the Company is implementing a new business strategy that requires the establishment of certain infrastructure and because only insignificant revenues have been generated from inception through November 1997 the Company has had to rely on cash from Revenue Participation Contracts ("RPCs"), private equity offerings and debt financing to satisfy its working capital deficits and to fund its operations.

     During the year ended December 31, 1996 and for the period from inception to December 31, 1995 the Company used $4,785,130 and $1,894,533, respectively, of cash in operating activities. The cash used in operating activities reflects the unsuccessful operation of the Company's 1996 baseball and football fantasy games.

     For the year ended December 31, 1996 and inception to December 31, 1995 the Company had cash flows from financing activities of $3,893,470 and $3,502,099, respectively. During 1995 the Company issued $3,025,000 of RPCs for cash. During 1996 the holders of all of the RPCs exchanged their RPCs for a total of 768,750 shares of Series A Preferred Stock and 153,750 common stock purchase warrants exercisable at $5.00 per share through December 31, 1998. During 1996 the Company raised net proceeds of $2,974,185 through the issuance of 855,476 shares of its common stock at $3.50 per share in connection with a private equity offering . In addition, the Company received proceeds from notes payable of approximately $794,500 during 1996. Subsequent to year end $389,500 of these notes were converted into shares of the Company's common and Series B Preferred Stock and warrants to purchase shares of common stock as part of a private equity offering. The Company is attempting to convert additional notes to stock, but no assurance can be made that it will be successful in converting other notes.

     Subsequent to year end and through November 1997 the Company has raised approximately $1,100,000 of gross proceeds through private equity offerings. In connection with these private equity offerings, the Company will issue approximately 309,000 shares of its common stock, approximately 77,000 shares of its Series B Preferred Stock and warrants to purchase approximately 154,000 shares of its common stock. The warrants to purchase common stock are
exercisable  at  $5.00    per  share  and  expire  through  November  2000.

     The Company has developed a state-of-the-art automated game operating system, called C.O.A.C.H. (Computer Operated Automated Caller Hotline) through its strategic partnership with MCI Telecommunications Corporation ("MCI").
The Company entered into service contracts with MCI in connection with the development of the game operating system and for providing other telecommunications services. The Company is currently renegotiating the contracts with MCI as part of the Venture Agreement with The Sporting News (see Note 8 to the Financial Statements).

     However, because the number of participants playing the two fantasy games (baseball and football) the Company operated during 1996 did not meet expectations, the Company was unable to meet the minimum revenue requirements outlined in the agreements with MCI and incurred significant operating losses. As a result, in November 1996, the Company executed a promissory note with MCI for all amounts it owed to MCI. The $605,491 promissory note required an initial payment of $50,000 and twelve equal monthly principal and interest payments of $48,547 each. The unsecured note was to mature November 20, 1997 and had an interest rate of 9% per annum. The Company made the first six payments under the note, but due to cash restrictions was unable to make the six additional payments.

     During October 1997 the Company negotiated a new settlement with MCI for all amounts the Company had due to MCI. As of October 20, 1997 the Company
was indebted to MCI in the amount of $393,293. The settlement required the Company to pay $147,000 of the total amount due prior to October 25,1997. The Company made this payment with funds received from a loan from its board of directors. The remaining balance due of $246,293 was rolled into a new promissory note. The new promissory note between MCI and the Company was executed effective October 20, 1997. The new promissory note requires twelve equal monthly principal and interest installments of $21,596 each. This unsecured note matures September 20, 1998 and bears interest at 9.5%. The Company has paid the October and November loan payments.

     In March 1997 the Company obtained a $1 million line of credit from a bank. The line of credit bears interest at The Wall Street Journal published prime rate and matures in March 1998. Interest is payable monthly. Five members of the Company's board of directors have guaranteed the line of credit. In exchange for the guarantee of the line of credit, each of the five board members will receive 80,000 shares of the Company's common stock, 200,000 shares of Series B Preferred Stock, 50,000 common stock purchase warrants and 15,000 options to purchase shares of common stock. The warrants are exercisable at $5.00 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. As of October 31, 1997 the outstanding balance on this line of credit was approximately $950,000.

     In November 1997 four members of the Company's board of directors loaned the Company $500,000. The unsecured loans are non interest bearing and mature November 2000. Three of the four board members will each receive 60,000 shares of the Company's common stock, 150,000 shares of Series B Preferred Stock, 37,500 common stock purchase warrants and 11,250 options to purchase shares of common stock. The fourth board member, who is also the Company's President, will receive 20,000 shares of the Company's common stock, 50,000 shares of Series B Preferred Stock, 12,500 common stock purchase warrants and 3,750 options to purchase shares of common stock. The warrants are exercisable at $3.50 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. The Company has used the funds from the loan to make the payments required under the MCI settlement, to continue the development of a call center for The Sporting News contract and for certain other obligations.

     During November 1997, the Company engaged Joseph Charles & Associates, Inc. ("JCA"), an investment banking firm, to assist the Company in performing an additional private offering of its stock. This private placement offering is for up to $1.519 million in gross proceeds and consists of 62 Units at $24,500 each. Each Unit consists of 7,000 shares of Common Stock, 1,750 shares of Series B Preferred Stock and 3,500 Common Stock Purchase Warrants.

     The  Company  has  also executed a Letter of Intent with JCA for a public offering of its common stock. The letter of intent for the public offering proposes issuing up to 2,850,000 shares of the Company's common stock for gross proceeds of up to $8 million. While there can be no assurances that the Company will be able to successfully complete the public offering, the proposed public offering is expected to occur during 1998.

     In connection with the private placement and public offerings, JCA is to receive a underwriting commission of 10% and an unaccountable expense allowance of 3% of the gross proceeds. In addition, JCA is to receive warrants to purchase up to an equivalent of 10% of the Units sold.

     There can be no assurance that the Company will be successful in raising any funds under the private placement or that it will be able to successfully complete a public offering of its stock.

     Management of the Company believes that the funds made available to it through the lines of credit and the additional funds expected to be raised through the JAC private placement will allow it to fund its operations and establish the necessary infrastructure and hire employees until sufficient revenues are generated from TSN Venture Agreement to sustain the Company's operations. However, there can be no assurance that the Company will be successful in raising additional capital or obtaining additional financing or that it will be successful in its new planned operations.


ITEM  7.      FINANCIAL  STATEMENTS
-----------------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM  8.      CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent auditors during the fiscal year ended December 31, 1996.

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms and until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:


Name                         Age          Positions
----                         ---          ---------
Bruce  Deifik                42         Chairman of the Board (1997)
Jeff  P. Gehl                30         President, Chief Executive Officer and
                                        Director  (1996)
Doug  Moreland               49         Director (1997)
Neil  Mulholland             38         Director (1997)
Daniel  Rudden               49         Secretary, Director (1996)
Gordon  Price                53         Director (1996)

     JEFF P. GEHL has been President of of the Company since 1996. Mr. Gehl is a Graduate of the University of Southern California with a degree in Business Administration. In 1989, Mr. Gehl founded and served as President of MMI, Inc., a technical search and recruiting firm which specializes in temporary, temporary-to-hire and permanent placement of technical professionals. MMI served the staffing needs of manufacturing companies throughout the State of California. As President of Fanatics Only, Mr. Gehl is a hands-on, service oriented manager who has guided the Company's reorganization, restructured the business plan and implemented the new business strategy. Mr. Gehl's strengths are in sales, marketing and strategic planning.

     BRUCE W. DEIFIK joined the Company as a Director and Chairman of the Board in 1997. Upon graduation from Texas A&M University in 1977, Mr. Deifik founded Sheepskin Products Incorporated in Greeley, Colorado. By 1986, Sheepskin Products was grossing $35 million per year and accounted for 52% of the raw sheepskin products sold in the United States. In 1987, Mr. Deifik sold Sheepskin products to ConAgra, where he served as a Vice President in charge of the sheep and land divisions for two and one-half years. In 1989, Mr. Deifik founded Integrated Properties, a multi-disciplined commercial real estate investment firm. He grew Integrated's holdings to 3200 apartment units and 3.5 million square feet of office space located in Colorado, Texas and Arizona. Mr. Deifik currently owns one-third interest in the Hyatt Grand Champions Hotel in Indian Wells, California which is host to the Bob Hope Desert Classic and Newsweek Tennis Tournament. Mr. Deifik also owns one-third interest in the Hilltop Steakhouse in Boston, Massachusetts. The Hilltop has gross sales in excess of $55 million per year. Mr. Deifik is an owner and serves on the Board of Directors of First Choice Bank, a $200 million bank located in Greeley, Colorado. Mr. Deifik also serves on the Board of Directors of the National Jewish Hospital and HealthNet.

     DOUG MORELAND joined the Company as a Director in 1997. Mr. Moreland began his career in the automotive industry in 1969 at Reno Dodge, where he began as a salesman and worked his way to general manager of the dealership. In 1980, Mr. Moreland became the owner and manager of Cherry Creek Dodge. Mr. Moreland presently owns and operates 13 new car franchise dealerships and 4 used car and truck facilities. Mr. Moreland also is involved with J.D. Byrider used vehicle facilities with an associated finance company, CNAC, as well as Brandon Financial, which is also an automotive finance company. Mr. Moreland attended Brigham Young University and the University of Nevada.

     NEIL MULHOLLAND joined the Company as a Director in 1997. Mr. Mulholland is a Senior Vice President with Los Angeles, California based Cushman Realty Corporation. In his capacity with Cushman Realty, Mr. Mulholland focuses solely on the sale of investment-grade office buildings throughout the United States. Mr. Mulholland has sold in excess of $166 million during 1996 and over $800 million in office buildings during the past five years. Mr. Mulholland also overseas Cushman Realty's Capital Markets Group, a network of brokers from each Cushman office whose primary focus is on the sale of investment-grade office buildings. Mr. Mulholland has a Bachelor's degree in Business Administration/Construction Engineering from Iowa State University. He is a licensed real estate broker in the State of Colorado and was recognized as the top investment broker for 1995 by the Denver Chapter of the National Association of Industrial and Office Properties. Mr. Mulholland serves on the Board of Directors of the 1445 Market Street Corporation, the Colorado Chapter of The Starlight Children's Foundation and The Uptown Stamp Company.

     DANIEL RUDDEN, a marketing consultant to the Company, has been the principal shareholder and president of Colortyme, Inc. for more than the past 10 years. Colortyme, Inc. is a vendor and lessor of consumer and office furniture, appliances and home and office electronic equipment, based in Denver, Colorado. Mr. Rudden received a B.A. in Business from St. Mary's College, Kansas, in 1969.

     GORDON PRICE joined the Company as a director in 1997. Mr. Price attended the University of Colorado on a basketball scholarship where he was a history major. While working for the University as a freshman basketball coach, Mr. Price co-founded Realty Executives, a rental management company serving the Boulder/Denver area and managing over 200 rentals. Eighteen months later, Mr. Price started G.M. Price & Company, a development and building company specializing in income property. Between 1967 and 1975, approximately 2,157 units were built. The Company gradually expanded into custom family homes and was reestablished as the Flagstaff Corporation. This company, to date, has built and sold over 20 custom homes with an average
price  of  $500,000  per  home.    In  1985,  Mr.  Price  founded  Education
Opportunities Unlimited, a company that made free college academic recruiting tapes accessible to all high school students. During the summer of 1989, Mr. Price started two separate companies, Premier Entrepreneurial Programs and Entrepreneurial Opportunities Unlimited. PEP is a publisher of business textbooks used by colleges and universities to teach entrepreneurship. EOU is a public relations and marketing firm specializing in entrepreneurial training and education. To date, both companies are viable entities with gross revenues exceeding two million annually. Mr. Price is a member of the Board of Entrepreneurial Educational Foundation, a non-profit institution with the objective to further entrepreneurial education worldwide.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1996, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review, no persons who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 4.


ITEM  10-EXECUTIVE  COMPENSATION
--------------------------------

     Mr. Gehl is paid a salary of $10,500 a month. Mr. Rudden was issued an Revenue Participation Contract with a face amount of $50,000 in partial payment for future consulting services. That Revenue Participation Contract was converted to Series A Preferred Stock during 1996. No other officer or director receives or has received any compensation from the Company, other than reimbursement for direct out-of-pocket expenses in connection with attendance at meetings of the Board of Directors.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the fiscal years that the Company was in operation by the Jeff Gehl, the Company's President and Chief Executive Officer. Other than Mr. Gehl, no executive officer's salary and bonus exceeded $100,000 in 1996. The following information for Mr. Gehl includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                              SUMMARY COMPENSATION TABLE



                                                          Long-term
                 Annual Compensation                 Compensation Awards
            ---------------------------------  ------------------------------
                                                        Number of Number of
Name and                                     Restricted Principal  Warrants
Position at                       Other Annual  Stock   Options    Granted
12/31/96    Year   Salary  Bonus  Compensation  Awards  Granted  Compensation
----------  ----   ------  -----  ------------  ------  -------  ------------

Jeff Gehl   1996  $90,000   None      None      50,000  250,000  150,000
President
and Chief   1995  $15,000   None      None        None    None     None
Executive
Officer (1)
____________

(1) No bonuses have been paid to Mr. Gehl. In addition, no amounts have been shown as Other Annual Compensation because the aggregate incremental cost to the Company of personal benefits provided to Mr. Gehl did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.


COMPENSATION OF DIRECTORS

Directors do not receive compensation for service as directors.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth, as of October 31, 1997, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The chart set forth below reflects the conversion of 4,062,500 shares of Common Stock previously held in part by such persons into 1,892,000 shares of Series B Preferred Stock, which is reconvertible back to Common Stock only when the Company meets certain earnings goals (and is consequently not included in common stock below).


Name and Address of                            Series A          Series B
Beneficial Owner             Common Stock   Preferred Stock   Preferred Stock
------------------           ------------   ---------------   ---------------

Daniel Rudden (1)              157,500              62,500          200,000
 7340 East Caley Ave.,
 Suite 215
 Greenwood Village, CO 80111

Bruce Deifik (2)               150,000               25,000         200,000
 c/o Fanatics Only, Inc.
 8204 East Park Meadows Drive
 Littleton, CO 80124

Doug Moreland (3)              165,000               25,000         200,000
 c/o Fanatics Only, Inc.
 8204 East Park Meadows Drive
 Littleton, CO 80124

Neil Mulholland (4)            165,000               25,000         200,000
 c/o Fanatics Only, Inc.
 8204 East Park Meadows Drive
 Littleton, CO 80124

Jeff Gehl (5)                        0                    0         542,000
 440 MacArthur Blvd., Suite 500
 Newport Beach, CA 92660

Gordon Price (6)              202,858               25,000         282,143
 c/o Fanatics Only, Inc.
 8204 East Park Meadows Drive
 Littleton, CO 80124

Ralph H. Grills, Jr. (4)      271,500                    0         100,000
 7025 E. First Avenue
 Denver, CO 80220

George Koustas (1)             20,000               25,000         350,000
 2696 South Colorado Blvd.
 Denver, CO 80222

All directors and officers
 as a group
 (6 persons)                1,090,358              162,500      1,432,143
                            =========              =======      ==========

____________
(1) Includes 52,500 shares of common stock issuable upon the exercise of presently exercisable warrants and 15,000 shares of common stock issuable upon the exercise of presently exercisable options. Also includes 10,000 shares of common stock issuable upon the exercise of presently exercisable warrants and 50,000 shares of Series A Preferred Stock owned by Triple Bogeys LLC, a company which is beneficially owned 50% by Mr. Rudden.
(2) Includes 55,000 shares of common stock issuable upon the exercise of presently exercisable warrants and 15,000 shares of common stock issuable upon the exercise of presently exercisable options.
[continued next page]

(3) Includes 60,000 shares of common stock issuable upon the exercise of presently exercisable warrants and 15,000 shares of common stock issuable upon the exercise of presently exercisable options. Also includes 5,000 shares of common stock issuable upon the exercise of presently exercisable warrants and 25,000 shares of Series A Preferred Stock owned by Diamond Financial Group, Inc., a company which is beneficially owned 30% by Mr. Moreland.
(4) Includes 60,000 shares of common stock issuable upon the exercise of presently exercisable warrants and 15,000 shares of common stock issuable upon the exercise of presently exercisable options.
(5) Includes 250,000 shares of common stock issuable upon the exercise of presently exercisable incentive stock options.
(6) Includes 79,286 shares of common stock issuable upon the exercise of presently exercisable warrants and 15,000 shares of common stock issuable upon the exercise of presently exercisable options.
(7) Includes 10,000 shares of common stock issuable upon the exercise of presently exercisable warrants.
(8) Includes 10,000 shares of common stock issuable upon the exercise of presently exercisable warrants.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Share of Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.


ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

     In March 1997 the Company obtained a $1 million line of credit from a bank. The line of credit bears interest at The Wall Street Journal published
prime rate and matures in March 1998.  Interest is payable monthly.   Five
members of the Company's board of directors have guaranteed the line of credit. In exchange for the guarantee of the line of credit, each of the five board members will receive 80,000 shares of the Company's common stock, 200,000 shares of Series B Preferred Stock, 50,000 common stock purchase warrants and 15,000 options to purchase shares of common stock. The warrants are exercisable at $5.00 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. As of October 31, 1997 the outstanding balance on this line of credit was approximately $950,000.

     In November 1997 four members of the Company's board of directors loaned the Company $500,000. The unsecured loans are non interest bearing and mature
November 2000.   Three of the four board members will each receive 60,000
shares of the Company's common stock, 150,000 shares of Series B Preferred Stock, 37,500 common stock purchase warrants and 11,250 options to purchase shares of common stock. The fourth board member, who is also the Company's President, will receive 20,000 shares of the Company's common stock, 50,000 shares of Series B Preferred Stock, 12,500 common stock purchase warrants and 3,750 options to purchase shares of common stock. The warrants are exercisable at $3.50 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. The Company has used the funds from the loan to make the payments required under the MCI settlement, to continue the development of a call center for The Sporting News contract and for certain other obligations.

     PART IV
     -------


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBIT NO.     DESCRIPTION AND METHOD OF FILING
-----------     --------------------------------

(2.0)          Reorganization and Asset Purchase Agreement (1)
(3.1)          Articles of Incorporation (as amended) (1)
(3.2)          Bylaws (1)
(4.1)          Amendment to Articles for Designation of Series A Preferred
               Stock and Series B Preferred Stock
(4.2)          Restated Amendment to Articles for Designation of Series A
               Preferred Stock and Series B Preferred Stock
(4.3)          Subscription Agreement for Bridge Loans from October 1996 to
               April 1997 (form 1 and 2)
(4.4)          Form of Bridge Note (form 1)
(4.5)          Form of Bridge Warrant (form 1)
(4.6)          Form of Bridge Note (form 2)
(4.7)          Form of Bridge Warrant (form 3)
(4.8)          Subscription Agreement for Bridge Loans in April 1997 (form 3)
(4.9)          Form of Bridge Note (form 3)
(4.10)         Form of Bridge Warrant (form 3)
(4.11)         Subscription Agreement for Bridge Loans in April 1997 (form 4)
(4.12)         Form of Bridge Note (form 4)
(4.13)         Form of Bridge Warrant (form 4)
(4.14)         Subscription Agreement for Bridge Loan in October 1997 (form 5)
(4.15)         Form of Bridge Note (form 5)
(10.1)         Patent License Agreement (2)
(10.2)         MCI SCA Agreement (2)
(10.3)         MCI Development Agreement (2)
(10.4)         STATS, Inc. letter agreement of November 29, 1995 (2)
(10.5)         STATS, Inc. License Agreement (2)
(10.6)         Form of Revenue Participation Contract (2)
(10.7)         Incentive Stock Option Plan (2)
(10.8)         Addendum to Patent License Agreement dated October 19, 1996
(10.9)         Broker/Dealer Agreement with Centex Securities dated May 1997
(10.10)        Broker/Dealer Agreement with Baron Chase Securities dated
               September 1997
(10.11)        Note from the Company to MCI dated October 20, 1997
(10.12)        Joint Venture Agreement between the Company and American
               Sports Concepts for the WIN America Promotion dated November 1996
(10.13)        Agreement between Integrated Sports International and the
               Company dated as of March 27, 1996
(10.14)        Agreement between Calder Race Course and the Company dated
               October 10, 1996
(10.15)        Broker/Dealer Agreement with Alpine Securities dated October
               1997
(10.16)        Agreement between the WIN America Joint Venture and the San
               Francisco Giants dated April 1997
(10.17)        Office Lease for Company's office space dated November 1,
               1997
(10.18)        Loan Agreements between the Company and certain Directors
               dated November 10, 1997
(10.19)        Venture Agreement between the Company and The Sporting News dated July 31, 1997
(10.20)        Line of Credit documents for $1,000,000 line of credit from
               1st Choice Bank of Greeley dated March 18, 1997
(10.21)        Guarantees from directors for Line of Credit dated March 1997
(10.22)        Engagement Letter between the Company and Joseph Charles &
               Associates, Inc. for private placement dated October 27, 1997
(10.23)        Letter of Intent between the Company and Joseph Charles &
               Associates, Inc. for proposed public offering dated October 27,
               1997
(27)           Financial Data Schedule

Footnotes:
(1) Incorporated by reference from exhibits filed with Form 8-K, filed on January 5, 1996.
(2)  Incorporated by reference to the Company's 1995 Annual Report on Form
10-KSB.


The Company filed no reports on Form 8-K for the fiscal year ended December 31, 1996.

     SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FANATICS ONLY, INC.

Date: December 12, 1997          By:/s/ Jeff Gehl
                                ----------------
     Jeff Gehl
President and Chief Executive
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 8, 1997          By:/s/ Jeff Gehl
                                ----------------
     Jeff Gehl, President,
Chief Executive Officer and Director (also Chief Financial and
Accounting Officer)

Date: December 12, 1997          By:/s/ Bruce Deifik
                                -------------------
     Bruce Deifik, Chairman of the Board

Date: December 12, 1997          By:/s/ Doug Moreland
                                --------------------
     Doug Moreland, Director

Date: December 12, 1997          By:/s/ Neil Mulholland
                                ----------------------
     Neil Mulholland, Director

Date: December 12, 1997          By:/s/ Daniel Rudden
                                --------------------
     Daniel Rudden, Director

Date: December 12, 1997          By:/s/ Gordon Price
                                -------------------
     Gordon Price, Director

                              FANATICS ONLY, INC.

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT
                          DECEMBER 31, 1996 AND 1995

                              FANATICS ONLY, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                               TABLE OF CONTENTS
                               -----------------


                                                                       Page
                                                                       ----


Independent  Auditors'  Report                                           F-2

Financial  Statements

     Balance  Sheet                                                      F-3

     Statements  of  Operations                                          F-4

     Statement  of  Changes  in  Stockholders'  Deficit                  F-5

     Statements  of  Cash  Flows                                         F-6

Notes  to  Financial  Statements                                         F-7

                         INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Fanatics  Only,  Inc.
Denver,  Colorado


We have audited the accompanying balance sheet of Fanatics Only, Inc., (a development stage company) as of December 31, 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 1996 and for the period from inception (October 10, 1995)
to  December  31,  1995  and  1996.    These  financial  statements  are  the
responsibility of the management of Fanatics Only, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fanatics Only, Inc. (a development stage company) as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from inception (October 10, 1995) to December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations, is yet to generate significant revenues from its planned principal operations and has been unable to meet its obligations related to games run to date that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
October  23,  1997
Denver,  Colorado

                              FANATICS ONLY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                               DECEMBER 31, 1996


                                    ASSETS

Current assets
 Cash                                        $    136
 Accounts  receivable                          10,000
 Prepaid  expenses                              3,434
                                              -------
     Total  current  assets                    13,570
                                              -------

Property and equipment, at cost,
 net of accumulated depreciation of $4,724     22,497
                                              -------

Other asset (Notes 2 and 3)
 Organizational costs, net of
  accumulated amortization of $4,792           7,708
                                              ------

     Total  assets                         $  43,775
                                           =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Checks  written  in  excess  of
   bank  balance                           $ 165,858
 Notes  payable  (Note  9)                 1,349,991
 Accounts  payable  (Note  2)                687,184
 Accrued  expenses  (Note  2)                407,840
 Accrued  prizes  (Note  2)                  428,099
                                           ---------
     Total  current  liabilities           3,038,972
                                           -----------

Commitments and contingencies
 (Notes 2, 3, 8 and 10)

Stockholders' deficit (Notes 2, 6, 7 and 10)
 Series A Preferred Stock, no par value,
  768,750 shares authorized, no shares
  issued and outstanding                         -
 Series A Preferred Stock subscribed,
  768,750 shares; liquidation preference
  $12,636                                 3,075,000
 Series B Preferred Stock, no par
  value, 4,000,000 shares authorized,
  1,892,000 shares issued and
  outstanding; liquidation preference $0      8,782
 Series  B  preferred  stock  subscribed     50,000
 Common stock; no par value; 50,000,000
  shares authorized; 4,864,376 shares
  issued and outstanding                  3,517,287
 Deficit  accumulated  during
  the  development  stage                (9,646,266)
                                        -----------
                                         (2,995,197)
                                        -----------

   Total  liabilities  and
     stockholders'  deficit               $  43,775
                                          =========


                       See notes to financial statements.
                                     F-3

                             FANATICS ONLY, INC.
                        (A development Stage Company)

                           STATEMENTS OF OPERATIONS



                                              October 10,       October 10,
                               For the Year      1995              1995
                                  Ended      (Inception) to    (Inception) to
                               December 31,   December 31,      December 31,
                                   1996          1995              1996
                               ------------  --------------   ----------------

Revenues
 Game  sales                   $    342,538    $        -       $     342,538
 Merchandise  sale                  120,367             -             120,367
 Interest  income                     5,977             -               5,977
                                    -------          -----            -------
   Total  revenues                  468,882             -             468,882
                                    -------          -----            -------
Costs  and  expenses
 General  and  administrative     2,074,630        869,847          2,944,477
 Advertising  and  promotional
   expenses                       3,761,461        989,869          4,751,330
 Cost  of  participant  kits
   and  merchandise               1,679,363             -           1,679,363
 Interest  expense                   94,417             -              94,417
 Write-off of goodwill and
  licensing rights (Note 2)         455,709             -             455,709
 Write-off  of investment
   in joint venture                 177,216             -             177,216
                                   --------        --------          --------
   Total  costs  and expenses     8,242,796      1,859,716         10,102,512
                                   --------        --------          --------

Net  loss                      $ (7,773,914)  $ (1,859,716)       $(9,633,630)

Preferred  stock  dividends
  (Note  6)                         (12,636)            -             (12,636)
                                   --------         ------           --------

Net  loss  applicable  to
  common  stockholders        $  (7,786,550)  $ (1,859,716)       $(9,646,266)
                              =============     ==========         ==========

Net  loss  per  common
  share                       $        (.93)  $       (.23)       $     (1.16)
                                    =======        =======           ========

Weighted  average
 common  shares  outstanding      8,374,465      8,071,400          8,331,170
                                 ==========     ==========          =========

                             See notes to financial statements.
                                           F-4

                             FANATICS ONLY, INC.
                       (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       FOR THE PERIOD OCTOBER 10, 1995 (INCEPTION) TO DECEMBER 31, 1996


                        Members'      Preferred A           Preferred B
                        Capital     Shares     Amount     Shares     Amount
                        -------     ------     ------     ------     ------


Balance, October 10,
 1995 (date of
 inception)           $  10,000        -     $       -       -      $       -

Issuance of common
 stock per the
 reverse acquisition
 agreement (Note 8)    (10,000)        -             -       -              -

Adjustment to reflect
 reverse acquisition
 (Note 8)                   -          -             -       -              -

Net loss for the
 two months ended
 December 31, 1995          -          -             -       -              -
                       ---------   --------    ----------  --------      ------

Balance, December 31,
 1995                       -          -             -       -              -

Issuance of common
 stock at $3.50 per
 share, net of
 $20,000 of offering
 costs (Note 6)             -          -             -       -              -

Subscription of
 100,000 shares of
 Series B Preferred
 Stock at $.50 per
 share (Note 6)             -          -             -       -              -

Preferred  stock
  dividends                 -          -             -       -              -

Conversion of
 revenue participation
 contracts into
 768,750 shares of
 Series A Preferred
 Stock (Note 2)             -      768,750      3,075,000    -              -

Conversion of
 common stock into
 Series B Preferred
 Stock (Note 6)             -          -             -   1,892,000       8,782

Net loss for the
 year ended
 December 31, 1996          -          -             -       -              -
                         -------    -------       -------  --------      ------

Balance at
 December 31, 1996       $  -       768,750    $3,075,000 1,892,000      $8,782
                         ========   ========    ========= =========       =====


Continued on the following page.

                                                                    Deficit
                         Series B                                  Accumulated
                      Preferred Stock       Common Stock              from
                        Subscribed       Shares       Amounts       Inception
                      ---------------    ------       -------      -----------

Balance, October 10,
 1995 (date of
 inception)            $       -            -          $     -     $       -

Issuance of common
 stock per the reverse
 acquisition agreement
 (Note 8)                      -         6,420,000      10,000             -

Adjustment to reflect
 reverse acquisition
 (Note 8)                      -         1,651,400     541,884        (549,538)

Net loss for the
 two months ended
 December 31, 1995             -               -            -       (1,310,178)
                        ------------     ----------  ----------    -----------

Balance, December 31,
 1995                          -         8,071,400     551,884      (1,859,716)

Issuance of common
 stock at $3.50 per
 share, net of $20,000
 of offering costs
 (Note 6)                      -           855,476   2,974,185            -

Subscription of 100,000
 shares of Series B
 Preferred Stock at $.50
 per share (Note 6)          50,000           -           -               -

Preferred stock
 dividends                     -              -           -           (12,636)

Conversion of revenue
 participation contracts
 into 768,750 shares
 of Series A Preferred
 Stock (Note 2)                -               -           -             -

Conversion of common
 stock into Series B
 Preferred Stock
 (Note 6)                      -         (4,062,500)    (8,782)          -

Net loss for the
 year ended December 31,
 1996                          -               -           -        (7,773,914)

Balance at December 31,
 1996                       $ 50,000      4,864,376 $3,517,287     $(9,646,266)

                           =========      =========  =========      ===========

                      See notes to financial statements.
                                 F-5

                          FANATICS ONLY, INC.
                    (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS


                             For the Year   October 10, 1995   October 10, 1995
                                 Ended       (Inception) to    (Inception) to
                             December 31,     December 31,       December 31,
                                 1996             1995               1996
                             ------------    --------------    --------------
Cash flows from operating
 activities
 Net  loss                    $(7,786,550)     $(1,859,716)       $(9,646,266)
                           ---------------   -------------       -------------
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities -
   Depreciation  and
    amortization                   44,363            8,277             52,640
   Revenue participation
    contract for services              -                -              50,000
   Write-off of goodwill
    and  licensing  rights        455,709               -             455,709
   Write-off  of  investment
    in  joint  venture            177,216               -             177,216
   Changes in assets and
    liabilities -
     Accounts  receivable         (10,000)              -             (10,000)
     Prepaid  expenses             49,291           (2,725)            (3,434)
     Checks  written  in
      excess  of  bank  balance   165,858                -            165,858
     Deferred participation
      kit costs                   120,375         (120,375)                -
     Accounts payable, accrued
      expenses and accrued
      prizes                    1,998,608           80,006          2,078,614
                                ----------         -------         ----------
                                3,001,420          (34,817)         2,966,603
                                ----------       ---------         -----------
        Net cash used by
          operating activities (4,785,130)      (1,894,533)        (6,679,663)
                             ------------        ---------          ---------

Cash flows from investing
 activities
 Purchase of property
   and  equipment                (11,385)         (15,836)           (27,221)
 Organizational costs                -            (12,500)           (12,500)
 Investment  in  joint
   venture                      (177,216)              -            (177,216)
 Acquisition  of
  licensing  rights
   and  goodwill                     -           (498,833)          (498,833)
                                ---------        --------            -------
      Net cash used
       by investing
       activities               (188,601)        (527,169)          (715,770)
                                 --------         -------            -------

Cash flows from financing
 activities
 Proceeds from notes
  payable                        794,500              -              794,500
 Revenue participation
  contracts                          -          3,025,000          3,025,000
 Payment of offering costs           -            (74,785)           (74,785)
 Proceeds from common stock
  and subscribed stock         3,098,970          551,884          3,650,854
                               ---------        ---------          ---------
      Net cash provided
       by financing
       activities              3,893,470        3,502,099          7,395,569
                               ---------        ---------          ---------

Net (decrease) increase
  in cash                     (1,080,261)       1,080,397                136

Cash - beginning of period     1,080,397              -                    -
                             -----------        ---------          ---------

Cash  -  end  of  period        $    136       $1,080,397             $  136
                             ===========        =========             ======

Supplemental  disclosure  of  non-cash  financing  activity
     During the period ended December 31, 1995, the Company entered into a $50,000 revenue participation contract for future services included in prepaid expenses (Note 4).

     During the year ended December 31, 1996, the Company converted $3,075,000 of revenue participation contracts into Series A Preferred Stock valued at $3,075,000. Additionally, during 1996, the stockholders converted 4,062,500 shares of common stock into 1,892,000 shares of Series B Preferred Stock with a value of $8,782.

     During 1996, the Company converted $555,491 of accounts payable to a note payable (Note 2).

                            See notes to financial Statements
                                           F-6

                              FANATICS ONLY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization  and  Description  of  Business
--------------------------------------------

On October 10, 1995 Fanatics Only, Inc. (the "Company") began operations and was legally formed as a limited liability corporation under the laws of
Colorado on November 13, 1995. In December 1995, the Company completed a reverse acquisition with Cashbuilder, Inc. (Note 7). The Company's business through 1996 was to develop, produce, market and operate fantasy games and game kits to the public, and to sell services and merchandise related thereto. The Company's new primary business will utilize its Fantasy Game concept and game operation expertise to provide turn-key sweepstakes and promotions to large corporate sponsors, professional sports teams and other third party entities, while attempting to build a large, and demographically specific, database to which the Company may market a variety of related products and services. The Company expects to generate revenue through two main revenue centers; (1) game operations contracts to run third party Fantasy Games; and
(2)  mass-market,  free  entry,  sponsor-driven  Fantasy  Games.

Advertising  Costs
------------------

The Company expenses advertising costs as incurred except for direct-response advertising, which is capitalized and amortized over its expected period for future benefits. Direct response advertising consists primarily of radio, print and television advertisements nationwide to elicit sales of game kits and will be recognized in conjunction with the related revenue over the fantasy game. At December 31, 1996, the Company had not deferred any advertising costs. Due to a change in the Company's primary business, management does not anticipate significant expenditures for future advertising.

Property  and  Equipment
------------------------

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated lives of five to seven years.

Licensing  Rights
-----------------

The Company's cost of obtaining and licensing rights to patents was stated at cost and was being amortized on a straight line basis over thirteen years (Note 2).

Goodwill
--------

The Company's cost of acquiring a 50% interest in a corporation was recorded as goodwill and was being amortized over 13 years (Note 2).


Organization  Costs
-------------------

Organization costs are recorded at cost and are amortized on a straight line basis over five years.

Revenue  Recognition
--------------------

The Company entered into revenue participation contracts which entitled holders to future royalty and other revenues based on Company sales of game kits to participants. The proceeds from sales of the revenue participation contracts were deferred and were to be amortized as revenue using the ratio of current revenues from game kit sales to total anticipated gross revenues from kit sales over the life of the contracts. During 1996, these revenue participation contracts were converted into shares of Series A Preferred Stock by the Company (Notes 2 and 6).

Revenue from sales of fantasy game kits is deferred and recognized over the related fantasy game season (i.e., for baseball, from approximately April to September). Direct costs related to each specific fantasy game for which revenue has not been recognized, will be deferred, only to the extent of revenue, and recognized in conjunction with the related revenue over the fantasy game season.

Income  Taxes
-------------

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws.

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from operating loss carryforwards.

Loss  Per  Common  Share
------------------------

Loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during the period. All warrants and options to purchase common stock have been excluded because the effect would be antidilutive.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial  Instruments
----------------------

The carrying value of the Company's cash, accounts receivable, accounts payable and accruals and notes payable approximate their fair values due to the short-term nature of the financial instruments.

Investment  in  Joint  Venture
------------------------------

The Company had an investment in a joint venture which is reported on the equity method of accounting (Note 3).


NOTE  2  -  COMMITMENTS  AND  CONTINGENCY
-----------------------------------------

Licensing  Agreement
--------------------

The Company entered into a License Agreement for $200,000 plus approximately $23,000 of legal and consulting fees whereby the Company had the exclusive right to use certain patents owned by the licensor in the development, production and sale of fantasy games.

The Company was also required to pay royalties to the licensor equal to 10% of the gross revenues from sales of patented products to participants playing fantasy games including game related services, five percent of wholesale revenues from other Company merchandise which is not related to games, and fifty percent of royalties or other passive revenues of the Company attributable to wholesale game related merchandise sales by sublicencees and to affiliates of the Company (33 percent if attributable to non-game related merchandise). If any consulting services were provided in addition to the first $5,000 per month as discussed above, the Company was to receive a credit against the royalties for the additional consulting services provided and paid for.

During the period ended December 31, 1996, the Company paid no royalties under the agreement, as excess consulting services discussed above exceeded royalties due under the agreement.

In order to maintain the exclusive rights, the License Agreement required the Company to obtain certain performance criteria. The Company did not meet the minimum yearly payments for year 1; therefore, forfeited its exclusive rights. The Company still has the right to promote the production and sale of fantasy games. As a result of losing the exclusive right to the patented technology, the significant losses to date from the Company's initial two games sales, and because management does not believe the license provides it with any competitive advantage, the License Agreement with a net book value of $203,626 was fully impaired and therefore written off as of December 31, 1996.

Separately, and in conjunction with obtaining the License Agreement, the Company acquired outstanding common stock of a corporation, which previously owned the patents, for $275,000. No Company officer, director or stockholder was an officer, director, or principal stockholder in the entity from which the Company purchased the common stock. Additionally, the Company was required to pay the individual a royalty of $0.25 per game kit until total aggregate royalties of $275,000 were paid, and thereafter increase to a royalty of $0.50 per game kit. For the period ended December 31, 1996, no material royalties were due under the contract due to limited sales of its first two game kits.

Due to significant operating losses, the corporation's liabilities exceeded its assets by approximately $625,000 at December 31, 1995. The purchase price was allocated to goodwill in the accompanying financial statements. The goodwill associated with the acquisition was being amortized over the life of the underlying patent or 13 years until December 31, 1996 when, due to re-occurring operating losses of the Company, the Company determined the goodwill to have been fully impaired and therefore wrote off the remaining net book value of the goodwill of $252,083.

Media  Service  Agreement
-------------------------

The Company entered into an agreement with a marketing company, in which two stockholders (of which one was a Director and Officer) of the Company own minority interests, for $770,000. Under the agreement, the marketing company was to obtain contracts with celebrity spokespersons and locate commercial airtime for a four game sport season, commencing with the 1996 baseball season. The Company was to make royalty payments equaling $1.00 per game kit sold for each sport advertised by the marketing company and had the option to terminate the agreement on thirty days written notice to the marketing company, in which case, royalty payments would cease at the end of the thirty day period. As of December 31, 1995, the Company paid the initial $770,000 to the marketing company and expensed the costs. No material royalties are due under the contract at December 31, 1996 due to limited sales of its first two game kits.

The marketing company paid $112,500 to two stockholders as a commission for the Company entering into the media service contract and an additional $180,000 to creditors of one of the stockholders. During 1996, the stockholders reimbursed the $292,500 total payments to the marketing company.

During 1997, the Company sent notices to the marketing company requesting a refund of a portion of the $770,000. Management of the Company believes it is due a refund for services that were not performed as agreed. There can be no assurance that the Company will be successful in recovering all or any portion of the $770,000 and therefore no asset has been reflected in the accompanying balance sheet.

Revenue  Participation  Contracts
---------------------------------

The Company entered into revenue participation contracts ("RPC's") which entitled holders to a royalty payment of $0.50 per game kit sold during each specific quarter (based on a $100,000 unit). In addition, each holder was also entitled to a pro rata share of sixty percent of the Company's gross profit from sources of revenue related to the Company's License Agreement sales. The Company has accrued $82,500 of royalties for game kits sold.

During 1996, the holders of the RPC's converted the contracts and all related rights into 768,750 shares of Series A Preferred Stock which were subscribed at December 31, 1996 and issued in August 1997. The Company also issued warrants to purchase 153,750 shares of the Company's common stock as part of the RPC conversion. The warrants are exercisable through December 31, 1998 at $5.00 per share.

Lease
-----

The Company leased office space under an agreement which was to expire in November 1998. During 1996, the Company paid $10,000 to terminate the lease. In conjunction with the joint venture (Note 3), the Company signed on three store leases which expire through 2006.

Rent expense was $2,822 for the two months ended December 31, 1995 and $44,114 for the year ended December 31, 1996 which includes the terminated office lease.

Service  Contracts
------------------

In February 1996, the Company entered into a one year service contract with MCI Telecommunications Corporation (MCI) primarily to provide live operator services at pre-established rates.

Concurrently, the Company entered into a 30 month agreement with MCI to establish, maintain and update participant files and to provide participant support. Under the agreement, the Company must meet certain performance criteria as follows:

     During each year, generate $1,800,000 of revenues from participants for the corporation including at least $1,200,000 from the use of an 800 number service.

If during any year after the 1996 ramp up period, the revenues to MCI do not meet the $1,200,000, the Company is required to pay an under-utilization charge equal to 100% of the difference between the discount rate applied and MCI's standard rates.

The Company is currently negotiating new contracts with MCI as part of the Venture Agreement with The Sporting News (Note 10).

Because the number of participants playing the two fantasy games (baseball and football) the Company operated during 1996 did not meet expectations, the Company was unable to meet the minimum revenue requirements outlined above and incurred significant operating losses. As a result, in November 1996, the Company executed a promissory note with MCI for all amounts it owed to MCI. The $605,491 promissory note required an initial payment of $50,000 and twelve equal monthly principal and interest payment of $48,547 each (Note 9). The unsecured note was to mature November 20, 1997 and had an interest rate of 9% per annum. The Company made the first six payments under the note, but due to cash restrictions was unable to make the six additional payments (Note 10).

During 1996, the Company entered into an agreement with a management company for management, marketing and sales services for a two year period. The agreement required the Company to pay $15,000 per month. Additionally, the Company was to pay the management company a 15% commission on gross revenues generated by the Company and a $1.00 fee for every kit sold per sport. The fee increases to $1.50 after 50,000 kits are sold per sport. One half, or $7,500 of the monthly payments are a credit against monthly commissions earned.

Prizes
------

In connection with the Company's first two games, baseball and football, the Company has obligations to pay prizes to weekly and yearly game winners. As of December 31, 1996, the Company had accrued $428,099 for cash and merchandise prizes. Due to working capital deficiencies at December 31, 1996, the Company was unable to meet these obligations. Subsequent to year end, the Company was able to satisfy certain prizes out of proceeds from the line-of-credit (Notes 9 and 10).


NOTE  3  -  JOINT  VENTURES
---------------------------

In November 1996, the Company entered into a letter of intent with an unrelated company (the Partner) to form a joint venture. The joint venture, Win America Promotions(WIN), is owned 50% by the Company and 50% by the Partner. The joint venture was formed to develop, market and operate mass-market, free entry, sponsor driven fantasy sports games. As of December 31, 1996, the Company had not made any contributions to WIN and therefore no investment is reflected in the accompanying balance sheet. In addition, WIN had minimal activity for the period from inception through December 31, 1996 and therefore the Company did not record any equity in the income or loss from this joint venture.

During 1997, the Company has contributed $140,000 in cash to WIN. However, the Company and the Partner are currently negotiating the additional contributions the Company will be required to make in order to maintain its 50% ownership in WIN. Based on the Company's current working capital position there can be no assurance that the Company will be able to meet the additional capital requirements. Therefore, there can be no assurance of what portion of the Company's investment in WIN it may realize.

Retail  Stores  Joint  Venture
------------------------------

During 1996, the Company entered into a joint venture agreement with a retail sports apparel company. The joint venture was formed to sell sports apparel and the Company's games and merchandise primarily through factory outlet centers. The parties subsequently entered into a letter of intent whereby the Company was to purchase all of the sports apparel company's assets in exchange for 300,000 shares of the Company's common stock. As of December 31, 1996, the Company had contributed $177,216 to the joint venture and the joint venture had opened three stores.

During the first half of 1997, the Company contributed an additional $200,000 to the joint venture and paid expenses of $36,717 on behalf of the joint venture. In October 1997, the sports apparel company notified the Company that it was liquidating all of the assets of the joint venture and closing all of the retail stores. Therefore, the joint venture is being dissolved and the Company's investment in the joint venture is fully impaired. The Company has written off its investment of $177,216 in this joint venture as of December 31, 1996. In addition, as a part of this joint venture, the Company had signed three retail space leases which were set to expire through 2006. As of October 23, 1997 the Company was negotiating settlements on these three leases for approximately $100,000 which is included in accrued expenses in the accompanying 1996 financial statements.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company entered into a $50,000 revenue participation contract with a Stockholder and Director for future services. Additionally, the Company entered into a $100,000 revenue participating contract with a Stockholder and Director for cash (Note 2). During the year ended December 31, 1996, the revenue participation contracts were converted to 37,500 shares of Series A Preferred Stock (Notes 2 and 6).


NOTE  5  -  INCOME  TAXES
-------------------------

The Company has net operating loss carryforwards at December 31, 1996 of approximately $9,600,000, which expire in the years 1999 through 2011.

At December 31, 1996, the Company has recorded a deferred tax asset for the net operating loss of approximately $3,552,000, and has provided a 100% valuation allowance on the deferred tax asset due to uncertainty as to the ultimate utilization of the net operating loss carryforwards. As a result of the anticipated future equity transactions, there could be a change in ownership which could limit the recognition of net operating loss carryforwards in the future.


NOTE  6  -  STOCKHOLDERS'  DEFICIT
----------------------------------

Reverse  Stock  Split
---------------------

Effective December 15, 1995, the Board of Directors approved a 1:100 reverse stock split and a decrease in the number of authorized common shares to 50,000,000. Additionally, the Board approved an increase in the number of authorized preferred shares from 1,000,000 to 5,000,000 and elimination of the par value of the preferred shares, changing them into shares without par value. All shares and per share amounts have been restated to reflect the reverse split.

Preferred  Stock
----------------

Series  A  Preferred  Stock  -  The  Board of Directors has designated 768,750
---------------------------
shares of preferred stock as Series A Preferred Stock.  The Series A Preferred
-----
Stock is non-voting, earns cumulative dividends at the rate of 10% per annum, unpaid dividends with a liquidation preference to common stock and Series B Preferred Stock, and is convertible into common shares of the Company on a one-for-one basis as follows:

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

(3)         Dividends are to be paid to holders of record on April 30, of each
year.   To the extent dividends are not paid in cash, dividends are to be paid by  issuing  shares  of  common  stock.


The Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock have piggyback registration rights in the event the Company undertakes a registration of its shares.

Series  B  Preferred  Stock  - The Board of Directors has designated 4,000,000
---------------------------
shares  of Preferred Stock for issuance as shares of Series B Preferred Stock.
---
During 1996, certain management and shareholders of the Company exchanged 4,062,500 shares of common stock for 1,892,000 shares of Series B Preferred Stock.

The Series B Preferred Stock is non-voting, has no liquidation rights and receives no dividends.

Shares of Series B Preferred Stock shall be convertible to common stock, on a one-for-one basis, as follows:

(1) All issued and outstanding shares of Series B Preferred Stock shall be converted to shares of common stock if the Company has earned after tax at least the following amounts per share on a fully diluted basis: $.35 for the year ending December 31, 1996; $.39 for the year ending December 31, 1997; $.41 for the year ending December 31, 1998; $.47 for the year ending December 31, 1999; or $.51 for the year ending December 31, 2000.

(2) A total of 75% of the issued and outstanding shares of Series B Preferred Stock shall be converted to shares of Common Stock on a one-for-one basis if the Company has earned after tax at least the following amounts per share on a fully diluted basis; $.26 for the year ending December 31, 1996; $.29 for the year ending December 31, 1997; $.31 for the year ending December 31, 1998; $.35 for the year ending December 31, 1999; or $.38 for the year ending December 31, 2000. If the Company earns after tax the minimum preceding amount per share of Common Stock in any year so that 75% of the shares of Series B Preferred Stock are converted to shares of Common Stock, the remaining shares of Series B Stock shall be convertible if the Company in any subsequent year earns the minimum amount per share of Common Stock on an after tax basis pursuant to the preceding paragraph (1).

If the Series B stock is not converted after the year ending December 31, 2000, the outstanding shares of Preferred Stock shall be canceled and the certificates shall be void and without value thereafter, and the shares of Series B Preferred Stock which previously had been issued and outstanding shall be returned to the class of unissued Series B Preferred Stock. However, in the event of a merger or acquisition of the Company or its assets by an unaffiliated person or company during the period when there are shares of Series B Preferred Stock issued and outstanding, and such merger or acquisition is approved by the holders of a majority of the outstanding shares of Common Stock of the Company, such shares of Preferred Stock shall be converted as of the effective date of such merger or acquisition into a like number of fully paid and nonassessable shares of Common Stock.

Upon issuance of audited financial statements for the Company accounting for said conversion which show the required earnings, all outstanding shares of Series B Preferred Stock shall be deemed fully converted to a like number of fully paid and nonassessable shares of Common Stock.

Stock  Issuance
---------------

Prior to the reverse acquisition (Note 7), the Company authorized the issuance of 486,000 shares of common stock to directors and advisers of the Company under an Employee Stock Compensation Plan (ESC) at a time common stock had a fair value of $.01. Subsequent to year end, the Board terminated the plan and rescinded the issuance of the 486,000 shares under the plan and the shares are to be returned and canceled. Concurrently the Company's former majority stockholder agreed to transfer 486,000 shares of its common stock to the directors, former directors and advisors in place of the ESC shares which were rescinded.

Sale  of  Stock  in  a  Private  Placement
------------------------------------------

From December 1995 through March 1996, the Company sold approximately 85.5 units of common stock for $3.50 per share for proceeds of $2,974,185, net of $20,000 of deferred offering costs. Each unit consists of 10,000 shares of common stock and 5,000 three-year warrants to purchase one share of the Company's common stock at $8.50 per share. Subsequently, the Company was unable to complete a proposed public offering by June 30, 1996 and therefore the exercise price of the warrants was lowered to $5.00.

Series  B  Preferred  Stock  Conversion
---------------------------------------

During 1996, the holders of 5,637,835 shares of common stock returned their shares of common stock and were issued 1,892,000 shares of Series B Preferred Stock. Of the 5,637,835 returned, 4,062,500 shares have been retired and the remaining 1,575,335 are being held in escrow to be retired pending completion of the transaction. Additionally, holders of an additional 1,770,632 shares of common stock have agreed to return their shares to the Company to be retired. They will not receive any Series B Preferred Stock. The Series B Preferred Stock issued was valued based on the original $10,000 common stock purchase by the LLC members in the reverse acquisition (Note 7) as all shares of Series B Preferred Stock issued were issued to LLC members for the return of their original common stock.

In addition, the Company converted $50,000 of debt for subscription of 100,000 shares of Series B Preferred Stock.

Incentive  Stock  Option  Plan
------------------------------

The Company adopted a Incentive Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "ISO Plan"). The Company has reserved a maximum of 500,000 Common Shares to be issued upon the exercise of options granted under the ISO Plan. The ISO is administered by a committee appointed by the Board of Directors (Committee), and requires that options be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant or the par value. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of the greater of 110% of fair value of the common stock on the date of grant or the par value. The options are exercisable one year after the date of grant and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock. During 1996, the Company granted 250,000 options to an officer and stockholder with an exercise price of $3.50.

The  following  is  a  summary  of  outstanding  options  and  warrants:

                                                                 Exercise
                              Options         Warrants             Price
                            -----------     -----------        -------------

Balance,  December  31,
  1995                            -                -              $     -

Options  granted              250,000              -                  3.50

Warrants  issued                  -            637,938         5.00  - 8.50
                              -------          -------         ------------

Balance,  December  31,
  1996                        250,000          637,938       $  3.50 - 5.00 *
                             ========          ========      ==============

* The exercise price was lowered from $8.50 to $5.00 for warrants issued in conjunction with the private placement completed in March 1996.

The Company has adopted the disclosure only requirements of FASB 123 accounting for stock options. There is no material effect due to the issuance of options and warrants.


NOTE  7  -  BUSINESS  COMBINATION
---------------------------------

In December 1995, the Company completed a reverse acquisition with Cashbuilders, Inc. (CBI), a Colorado Corporation. CBI's previous activities were limited to discussions of potential business combinations.

On  December  18,  1995,  the Company and CBI approved a plan of merger of the
Company  into  CBI.    The  merger  agreement contained the following material
provisions  and  understandings:

     (i) CBI effected a 1:100 reverse stock split of its outstanding common stock (Note 6). As of December 18, 1995, CBI had 2,316,628 shares of common stock issued and outstanding.

     (ii)      The majority stockholder of CBI voluntarily surrendered 665,228 shares  of  common  stock  for  cancellation  without  compensation  to  the
stockholder.   After the cancellation of the 665,228 shares, CBI had 1,651,400 shares  of  common stock still outstanding which is reflected as an adjustment to  record  the  reverse acquisition in the accompanying financial statements.

     (iii) Subsequent to the reverse stock split, CBI issued 6,420,000 shares of common stock to the Company for all of its assets, net of existing liabilities.

     (iv) The Board of Directors of the Company after completion of the reverse acquisition consists of existing directors of the Company.

The Company was formerly known as Fanatics Only LLC (LLC). When the reverse acquisition was completed, LLC merged into CBI and ceased to exist as a separate entity. CBI remained the legal surviving entity and changed its name to Fanatics Only, Inc. in February 1996. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with LLC as the acquirer). The historical financial statements from October 10, 1995 (inception) to December 31, 1995, are those of LLC. The operations of LLC are the only continuing operations of the Company after the reverse acquisition. Proforma combined financial statements at December 31, 1995 have not been included as they are not materially different from the financial statements included herein.

On  March  13,  1996,  the Board approved a change in year end to December 31.


NOTE  8  -  CONTINUED  OPERATIONS  AND  REALIZATION  OF  ASSETS
---------------------------------------------------------------

The Company is in the development stage of operations and has not yet commenced its planned principal operations. Since its inception through December 31, 1996, the Company has accumulated a deficit of approximately $9.6 million. To date, the Company's activities have consisted primarily of establishing the business, raising capital through private placement offerings, establishing lines of credit and developing and operating its 1996 baseball and football fantasy games.

Management's original business plan was to market and operate its own fantasy sports games. However, the Company was unsuccessful in operating its own fantasy sports games and determined a new business strategy would need to be implemented. In April 1997, the board of directors was reassembled and a new business strategy was implemented whereby the Company would pursue operating and administering fantasy sports games. This strategy has resulted in a
Venture  Agreement  with  The  Sporting  News  (Note  10).

The Company is also pursuing generating cash through an investment in the WIN joint venture (Note 3).

Also as discussed in Note 10, the Company has raised significant amounts of capital during 1997 through private placement offerings and has engaged JAC to raise additional capital through a private placement offering. As discussed in Note 9, the Company has obtained a $1.0 million line-of-credit with a bank that is guaranteed by its board of directors. The Company also obtained a $500,000 loan from its board of directors. Management of the Company believes that funds made available to it through the line-of-credit, loan and the additional funds expected to be raised through the JAC private placement offering will allow it to fund its operations and establish the necessary infrastructure until sufficient revenues are generated from The Sporting News agreement. However, there can be no assurance that the Company will be successful in raising additional capital or obtaining additional financing or that it will be successful in its new planned operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  9  -  NOTES  PAYABLE
--------------------------


                                                        December 31,
                                                           1996
                                                        -----------
Notes  payable - individuals, with no interest and a
10% origination fee.  The notes  were  due  in
January  1997,  without  collateral.                   $    794,500

Note  payable  -  MCI interest at 9% per annum,
without collateral, payable in monthly  principal
and interest installments of $48,547 through
November 1997 (Notes  2  and  10).                          555,491
                                                           --------

                                                       $  1,349,991
                                                          =========

In connection with certain of the notes to individuals, the Company issued warrants to purchase 56,450 shares of common stock at $5.00 per share. No loan costs were recorded at December 31, 1996 for the imputed value of the warrants as it was immaterial.

Subsequent to year end, the Company converted $389,500 of notes into 111,286 shares of common stock, 27,821 shares of Series B Preferred Stock and warrants to purchase 55,642 shares of common stock at $5.00.

Line-of-Credit
--------------

In March 1997 the Company obtained a $1 million line-of-credit from a bank. The line-of-credit bears interest at The Wall Street Journal published prime rate and matures in March 1998. Interest is payable monthly. Five members of the Company's board of directors have guaranteed the line-of-credit. In exchange for the guarantee of the line-of-credit, each of the five board will receive 80,000 shares of the Company's common stock, 200,000 shares of Series B Preferred Stock, 50,000 common stock purchase warrants and 15,000 options to purchase shares of common stock. The warrants are exercisable at $5.00 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years.


NOTE  10  -  SUBSEQUENT  EVENTS(Unaudited)
------------------------------------------

The  Sporting  News  Venture  Agreement
---------------------------------------

Effective July 31, 1997, the Company and The Sporting News (TSN), a division of Times Mirror Magazines, Inc., entered into a Venture Agreement. The executed Venture Agreement will govern the Company's and TSN's relationship until the definitive agreement is executed. The definitive agreement is expected to be executed in December 1997. Under the terms of the Venture Agreement, the Company will provide fantasy gaming expertise and related operations and TSN will allow the use of its trademark and certain marketing and advertising services for the promotion of a series fantasy sports leagues in various sports through the publication of The Sporting News and other Times Mirror publications. The Company will be the exclusive North American supplier of fantasy games in all sports and any related activities, merchandise and services offered by TSN. The Venture Agreement expires at the end of the 2001/2002 National Hockey League and National Basketball Association seasons. The terms of the Venture Agreement will be extended for an additional two years if certain criteria as set forth therein are met.

The Company will pay to TSN the greater of 50% of the annual gross profit or 20% of the annual gross revenue, both as defined in the Venture Agreement. In addition, if TSN delivers 30,000 paying participants per year to the fantasy games, the Company has guaranteed that the minimum annual payment to TSN will be $1.3 million.

Among other covenants of the Venture Agreement, the Company has agreed to establish a live operator call center and has also agreed to name a representative of TSN to its board of directors.

Service  Agreement
------------------

During October 1997 the Company negotiated with MCI a new settlement of all amounts the Company had due to MCI. As of October 20, 1997 the Company was
indebted to MCI in the amount of $393,293. The settlement required the Company to pay $147,000 prior to October 25, 1997. The Company made this payment with funds received from a loan from its board of directors. The remaining balance due of $246,293 was rolled into a new promissory note. The new promissory note between MCI and the Company was executed effective October 20, 1997. The new promissory note requires twelve equal monthly principal and interest installments of $21,596 each. This unsecured note matures September 20, 1998 and bears interest at 9.5%. The Company has paid the October and November loan payments.

As part of the settlement with MCI, the Company agreed to execute an Escrow Agreement with MCI for $50,000. The Company has given the $50,000 of escrow funds to MCI. In addition, the Company has agreed to prepay $8,500 to MCI each week beginning January 5, 1998. The $8,500 payment is the estimated billing for the call center and other services MCI is to provide in connection with the Company's Venture Agreement with The Sporting News (Note 10).

Prizes
------

As of November 26, 1997, the Company has satisfied all but $247,050 of prizes and has scheduled payment arrangements to satisfy a majority of the remaining balance.

1997  Private  Placements
-------------------------

During  1997  the  Company  has  raised  approximately  $1.1  million of gross proceeds through private placement offerings of its stock to accredited investors. In connection with the private placement, the Company will issue approximately 309,000 shares of its common stock, 77,000 shares of its Series B Preferred Stock and warrants to purchase 154,000 shares of its common stock. The warrants to purchase common stock are exercisable at $5.00 per share and expire through November 2000.

Proposed  Private  Placement  and  Public  Offerings
----------------------------------------------------

During  November  1997,  the Company engaged Joseph Charles & Associates, Inc.
(JCA), an investment banking firm, to assist the Company in performing an additional private offering of its stock. This private placement offering is for up to $1.519 million in gross proceeds and consists of 62 Units at $24,500 each. Each Unit consists of 7,000 shares of Common Stock, 1,750 shares of Series B. Preferred Stock and 3,500 Common Stock Purchase Warrants.

The Company has also executed a letter of intent with JCA for a public offering of its common stock. The letter of intent for the public offering proposes issuing up to 2,850,000 shares of the Company's common stock for gross proceeds of up to $8 million. The public offering is expected to occur during 1998.

In connection with the private placement and public offerings, JCA is to receive a underwriting commission of 10% and an expense allowance of 3% of the gross proceeds. In addition, JCA is to receive warrants to purchase up to an equivalent of 10% of the Units sold.

There can be no assurance that the Company will be successful in raising any funds under the private placement or that it will be able to successfully complete a public offering of its stock.

Loan
----

In November 1997, four members of the Company's board of directors loaned the Company $500,000. The unsecured loans are non interest bearing and mature November 2000. Three of the four board members will each receive 60,000 shares of the Company's common stock, 150,000 shares of Series B Preferred Stock, 37,500 common stock purchase warrants and 11,250 options to purchase shares of common stock. The fourth board member, who is also the Company's President, will receive 20,000 shares of the Company's common stock, 50,000 shares of Series B Preferred Stock, 12,500 common stock purchase warrants and 3,750 options to purchase shares of common stock. The warrants are exercisable at $3.50 per share and expire in three years. The options are exercisable at $3.50 per share and are also exercisable for three years. The Company has used the funds from the loan to make the payments required under the MCI settlement, to continue the development of a call center for The Sporting News contract and for certain other obligations.

Lease
-----

Effective November 1, 1997, the Company began leasing new office space in Lakewood, Colorado. The Company is leasing approximately 7,500 square feet at a monthly rental rate of approximately $6,300. The leases expire through September 2000 with options to extend for an additional three years. Approximately 3,000 square feet of the new leased space was a pre-existing call center that will be utilized as a call center by the Company to service the TSN Venture Agreement.